Form 10QSB
period 2000-09-30
GIMMEABID COM INC
filed 2000-11-14
CIK 1107518

Document is copied.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000


                                  GimmeaBid.com, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                          8400                    91-2028529
(State or other jurisdiction of  (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)    Classification Code Number)    Identification
                                                                      No.)

                            174-G World Trade Center
                              2050 Stemmons Freeway
                                P. O. Box 420132
                               Dallas, Texas 75342
                                  (214)752-6070
               (Address, including zip code, and telephone number,
                      including area code, of Registrant's
                          principal executive offices)

                                 J. Michael Wood
                               GimmeaBid.com, Inc.
                              2050 Stemmons Freeway
                                P. O. Box 420132
                               Dallas, Texas 75342
                                  (214)752-6070
            (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)




              Indicate by check mark whether the registrant (1) has
          filed all reports required to be filed by Section 13 or 15(d)
                        of the Securities Exchange Act of
              1934 during the preceding 12 months (or such shorter
              period that the registrant was required to file such
                      reports), and (2) Has been subject to
            such filing requirements for at least the past: 90 days.

                                 Yes _X_ No ___

                 The number of shares outstanding of each of the
                  Registrant's classes of common equity, as of
                       September 30, 2000, are as follows:

         Class of Securities                           Shares Outstanding
         -------------------                           ------------------
         Common Stock, no par value                    7,602,520

PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                               September 30,       December 31,
                                                                                 2000                1999
                                                                               -------------       ------------
                                                                               (Unaudited)


CURRENT ASSETS

   Cash and cash equivalents                                               $           28,821  $             545
   Prepaid expenses                                                                     4,171              2,881
                                                                           ------------------  -----------------

     Total Current Assets                                                              32,992              3,426
                                                                           ------------------  -----------------

   PROPERTY AND EQUIPMENT, NET (Note 2)                                             1,205,626              4,419
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        1,238,618  $           7,845
                                                                           ==================  =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                        $           35,235  $          47,070
   Accrued expenses                                                                    73,967             63,464
                                                                           ------------------  -----------------

     Total Current Liabilities                                                        109,202            110,534
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value: 10,000,000 shares
    authorized, 7,602,520 and 7,269,915 shares issued
    and outstanding, respectively                                                       7,603              7,270
   Capital in excess of par value                                                   5,551,065          3,888,372
   Deficit accumulated prior to January 1, 1993                                      (716,629)          (716,629)
   Deficit accumulated during the development stage
    (from January 1, 1993)                                                         (3,712,623)        (3,281,702)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                           1,129,416           (102,689)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $        1,238,618  $           7,845
                                                                           ==================  =================



                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                       From
                                                                                                                    Inception of
                                                                                                                    Development
                                                                                                                     Stage on
                                                          For the                         For the                    January 1,
                                                     Three Months Ended                 Nine Months Ended          1993 Through
                                                       September 30,                      September 30,             September 30.
                                                   2000            1999              2000              1999            2000
                                               --------------  ---------------   ---------------  ----------------  ---------------

REVENUE                                        $       -       $        -        $        -       $         -       $        -

EXPENSES

   General and administrative                          88,018           30,054           428,667         1,415,897        1,924,913
   Depreciation                                         1,218           -                  1,584            -                 2,019
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    89,236           30,054           430,251         1,415,897        1,926,932
                                               --------------  ---------------   ---------------  ----------------  ---------------

LOSS FROM CONTINUING
 OPERATIONS                                           (89,236)         (30,054)         (430,251)       (1,415,897)      (1,926,932)
                                               --------------  ---------------   ---------------  ----------------  ---------------

LOSS ON DISCONTINUED
 OPERATIONS                                            -                -                 -                 -            (1,774,612)
                                               --------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest expense                                    -                -                 (2,552)           (2,600)         (12,964)
   Interest income                                      1,123           -                  1,882                 4            1,887
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                       1,123           -                   (670)           (2,596)         (11,077)
                                               --------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                       $      (88,113) $       (30,054)  $      (430,921) $     (1,418,493) $    (3,712,621)
                                               ==============  ===============   ===============  ================  ===============

BASIC LOSS PER COMMON SHARE                    $        (0.01) $         (0.00)  $         (0.05) $          (0.19)
                                               ==============  ===============   ===============  ================

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)




                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Capital in         During the
                                               Common Stock                      Excess of        Development
                                          Shares             Amount              Par Value           Stage
                                          ------             ------             ----------        -----------



Balance at inception of
 development stage on
 January 1, 1993                             722,167  $              722   $        2,251,680  $        (716,629)

Common stock issued for
 services at $0.58 per share                 253,868                 254              146,990             -

Net loss for the year ended
 December 31, 1993                            -                   -                    -              (1,740,571)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1993                   976,035                 976            2,398,670         (2,457,200)

Net loss for the year ended
 December 31, 1994                            -                   -                    -                  (1,289)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1994                   976,035                 976            2,398,670         (2,458,489)

Net loss for the year ended
 December 31, 1995                            -                   -                    -                  (6,594)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1995                   976,035                 976            2,398,670         (2,465,083)

Net loss for the year ended
 December 31, 1996                            -                   -                    -                  (7,381)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1996                   976,035                 976            2,398,670         (2,472,464)

Net loss for the year ended
 December 31, 1997                            -                   -                    -                  (9,373)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1997                   976,035                 976            2,398,670         (2,481,837)

Net loss for the year ended
 December 31, 1998                            -                   -                    -                  (9,404)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $      (2,491,241)
                                     ---------------  ------------------   ------------------  -----------------

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)




                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Capital in         During the
                                               Common Stock                      Excess of        Development
                                          Shares             Amount              Par Value           Stage
                                          ------             ------             ----------        -----------


Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $      (2,491,241)

Common stock issued for
   services at $0.22 per share,
   January 2, 1999                         6,173,400               6,173            1,335,923             -

Common stock issued for
   cash at $0.21 per share,
   January 2, 1999                            72,000                  72               14,928             -

Common stock issued for
   cash at $0.25 per share,
   January 2, 1999                            20,000                  20                4,980             -

Common shares issued for debt
 at $0.50 per share, January 8,
 1999                                          1,736                   2                  866             -

Common shares issued for
 services at $5.00 per share,
 March 10, 1999                                1,000                   1                4,999             -

Common shares issued for
 equipment at $5.00 per share,
 March 18, 1999                                  290                   1                1,449             -

Common shares issued for
 services at $5.00 per share,
 March 20, 1999                                1,170                   1                5,849              -

Common shares issued for
 cash at $5.00 per share,
 April 7, 1999                                   300                   1                1,499             -

Common shares issued for
 cash at $5.00 per share,
 April 29, 1999                                3,000                   3               14,997             -

Common shares issued for
 cash at $5.00 per share,
 May 15, 1999                                    200              -                     1,000             -

Common shares issued for
 services at $5.00 per share,
 September 5, 1999                             4,000                   4               19,996             -

Common shares issued for
 cash at $5.00 per share,
 September 9, 1999                             1,600                   2                7,998             -

Common shares issued for
 cash at $5.00 per share,
 September 16, 1999                            1,500                   2                7,498             -
                                     ---------------  ------------------   ------------------  -----------------

Balance forward                            7,256,231  $            7,258   $        3,820,652  $      (2,491,241)
                                     ---------------  ------------------   ------------------  -----------------

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Capital in         During the
                                               Common Stock                      Excess of        Development
                                          Shares             Amount              Par Value           Stage
                                          ------             ------             ----------        -----------


Balance forward                            7,256,231  $            7,258   $        3,820,652  $      (2,491,241)

Common shares issued for
 cash at $5.00 per share,
 September 24, 1999                            1,000                   1                4,999             -

Common shares issued for
 services at $5.00 per share,
 September 24, 1999                              340              -                     1,700             -

Common shares issued for
 cash at $5.00 per share,
 September 27, 1999                              400              -                     2,000             -

Common shares issued for
 cash at $5.00 per share,
 September 29, 1999                            1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 1, 1999                               1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 4, 1999                               1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 12, 1999                              3,400                   3               16,997             -

Common shares issued for
 cash at $5.00 per share,
 October 18, 1999                              1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 20, 1999                              1,000                   1                4,999             -

Common shares issued for
 services at $5.00 per share,
 October 22, 1999                              1,000                   1                4,999             -

Common shares issued for
 debt/services at $0.50 per
 share, October 27, 1999                       1,264                   1                  631             -

Common shares issued for
 services at $5.00 per share,
 October 30, 1999                              1,280                   1                6,399             -

Capitalization contribution,
 November 12, 1999                            -                   -                     5,000             -

Net loss for the year ended
   December 31, 1999                          -                   -                    -              (1,507,090)
                                     ---------------  ------------------   ------------------  -----------------

Balance, December 31, 1999                 7,269,915  $            7,270   $        3,888,372  $      (3,998,331)
                                     ---------------  ------------------   ------------------  -----------------

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Capital in         During the
                                               Common Stock                      Excess of        Development
                                          Shares             Amount              Par Value           Stage
                                          ------             ------             ----------        -----------



Balance, December 31, 1999                 7,269,915  $            7,270   $        3,888,372  $      (3,998,331)

Common shares issued for
 cash at $5.00 per share,
 January 12, 2000 (unaudited)                  2,300                   2               11,498             -

Common shares issued for
 services at $5.00 per share,
 January 12, 2000 (unaudited)                 17,700                  18               88,482             -

Common shares issued for
 assets at $5.00 per share,
 January 12, 2000 (unaudited)                    100              -                       500             -

Common shares issued for
 software at $5.00 per share,
 January 15, 2000 (unaudited)                200,000                 200              999,800             -

Common shares issued for
 software at $5.00 per share,
 January 15, 2000 (unaudited)                  8,000                   8               39,992             -

Common shares issued for
 cash at $5.00 per share,
 January 15, 2000 (unaudited)                 20,000                  20               99,980             -

Common shares issued for
 cash at $5.00 per share,
 March 19, 2000 (unaudited)                    8,700                   9               43,491             -

Common shares issued for
 services at $5.00 per share,
 March 19, 2000 (unaudited)                   10,000                  10               49,990             -

Common shares issued for
 software at $5.00 per share,
 March 19, 2000 (unaudited)                    1,000                   1                4,999             -

Common shares issued
 for cash at $5.00 per share,
 March 19, 2000 (unaudited)                   15,500                  15               77,485             -

Common shares issued for
 prepaid expenses at $5.00
 per share, March 19, 2000
(unaudited)                                    2,000                   2                9,998             -
                                     ---------------  ------------------   ------------------  -----------------

Balance Forward                            7,555,215  $            7,555   $        5,314,587  $      (3,998,331)
                                     ---------------  ------------------   ------------------  -----------------

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)




                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Capital in         During the
                                               Common Stock                      Excess of        Development
                                          Shares             Amount              Par Value           Stage
                                          ------             ------             ----------        -----------


Balance Forward                            7,555,215  $            7,555   $        5,314,587  $      (3,998,331)

Common shares issued for
 cash at $5.00 per share,
 March 29, 2000 (unaudited)                    7,000                   7               34,993             -

Common shares issued for
 cash at $5.00 per share,
 March 30, 2000 (unaudited)                    2,000                   2                9,998             -

Common shares issued for
 cash at $5.00 per share,
 April 18, 2000 (unaudited)                    8,500                   9               42,492             -

Common shares issued for
 services at $5.00 per share,
 April 20, 2000 (unaudited)                    5,000                   5               24,995             -

Common shares issued for
 cash at $5.00 per share,
 April 20, 2000 (unaudited)                    6,460                   6               32,294             -

Common shares issued for
 services at $5.00 per share,
 April 20, 2000 (unaudited)                    2,970                   3               14,847             -

Common shares issued for
 cash at $5.00 per share,
 April 27, 2000 (unaudited)                   12,600                  13               62,987             -

Common stock issued for
 services at $5.00 per share,
 April 27, 2000 (unaudited)                    2,775                   3               13,872             -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                  -                   -                    -                (430,921)
                                     ---------------  ------------------   ------------------  -----------------

Balance, September 30, 2000
 (unaudited)                               7,602,520  $            7,603   $        5,551,065  $      (4,429,252)
                                     ===============  ==================   ==================  =================

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                       From
                                                                                                                    Inception of
                                                                                                                    Development
                                                                                                                     Stage on
                                                          For the                         For the                    January 1,
                                                      Three Months Ended                 Nine Months Ended          1993 Through
                                                       September 30,                      September 30,             September 30.
                                                      2000            1999             2000              1999            2000
                                                  --------------  ---------------  --------------  ----------------  ---------------


CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                        $     (88,113) $       (30,054) $     (430,921) $    (1,418,493) $    (3,712,621)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Common stock issued for services                     -                -              192,225        1,347,947        1,725,782
     Loss on disposition of assets                        -                -               -                -             1,535,773
     Depreciation expense                                  1,218           -                1,586           -                 2,019
   Changes in operating assets and liabilities:
     (Increase) in advances to related parties            -                (4,915)         -               (18,801)          -
     Decrease in prepaid expense                          -                   500           8,710              969           10,829
     Increase (decrease) in cash overdraft                -                (5,000)         -                -                -
     Increase (decrease) in accounts
      payable and accrued expenses                          (777)            (209)         (1,335)           3,592          110,432
                                                   -------------  ---------------  --------------  ---------------  ---------------

       Net Cash Used by Operating Activities             (87,672)         (39,678)       (229,735)         (84,786)        (327,786)
                                                   -------------  ---------------  --------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

     Purchase of fixed assets                             (2,045)             (99)         (7,461)          (2,491)         (10,865)
     Purchase of software                                 -                 -            (149,830)          -              (149,830)
                                                   -------------  ---------------  --------------  ---------------  ---------------

        Net Cash Used by Investing Activities             (2,045)             (99)       (157,291)          (2,491)        (160,695)
                                                   -------------  ---------------  --------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Common stock issued for cash                           -                49,200         415,301           96,706          517,301
                                                   -------------  ---------------  --------------  ---------------  ---------------

       Net Cash Provided by Financing
        Activities                                        -                49,200         415,301           96,706          517,301
                                                   -------------  ---------------  --------------  ---------------  ---------------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                             (89,717)           9,423          28,275            9,429           28,820

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     118,537                6             545           -                -
                                                   -------------  ---------------  --------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $      28,820  $         9,429  $       28,820  $         9,429  $        28,820
                                                   =============  ===============  ==============  ===============  ===============


                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                                                       From
                                                                                                                    Inception of
                                                                                                                    Development
                                                                                                                     Stage on
                                                          For the                         For the                    January 1,
                                                      Three Months Ended                 Nine Months Ended          1993 Through
                                                       September 30,                      September 30,             September 30.
                                                      2000            1999             2000              1999            2000
                                                  --------------  ---------------  --------------  ----------------  ---------------


Cash Paid For:

   Interest                                        $      -       $        -       $       -       $        -       $        -
   Income taxes                                    $      -       $        -       $       -       $        -       $        -

Non-Cash Financing Activities:

   Issuance of common stock for services           $      -       $        -       $      192,225  $     1,357,947  $     1,725,782
   Issuance of common stock for debt               $      -       $        -       $       -       $           969  $         1,233
   Issuance of common stock for prepaid
     expenses                                      $      -       $        -       $       10,000  $         5,000  $        15,000
   Issuance of common stock for fixed assets       $      -       $        -       $          500  $         1,450  $         1,950
   Issuance of common stock for software           $      -       $        -       $    1,045,000  $        -       $     1,045,000


                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              Life Systems International, Inc. (the Company) was incorporated on May 15, 1986 under the laws of the State of Delaware. On July 17, 1990, the Company changed its name to Mesquite Country, Inc. On June 16, 1999, the Company changed its name to Gimmeabid.com, Inc. The Company is considered a development stage enterprise whose principal business activity will be to provide e-commerce services to commercial enterprises, initially automobile dealers and parts distributors.

              The Company has not engaged in any business operations since 1992 and it was reclassified as a development stage company as of January 1, 1993. The Company presently has only minimal assets.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

              c.  Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              d.  Property and Equipment

              Property and equipment are recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

                                                             Useful
                             Description                     Lives
                             -----------                     -----

                          Office equipment                  5 to 7 years
                          Office furniture                  7 years

               The Company has contracted with various third parties to acquire software developed by those parties to be used in the normal course of its operations (See Note 3). When installed and operational, this software will be amortized over a 5 year period.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Income Taxes

              No provision for income taxes has been accrued because the Company has incurred losses from inception. The Company has elected a December 31 year end and has a net operating loss carryover of approximately $2,400,000 for tax purposes, which expires in 2020.

              f.  Basic Loss per Share

              During the Company's fiscal year ended 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share.

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.


                                                          For the                            For the
                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                             ---------------------------------------------------------------------
                                                   2000             1999              2000              1999
                                             ----------------  ---------------   ---------------  ----------------

              Numerator - loss               $        (88,113) $       (30,054)  $      (430,921) $     (1,418,493)
              Denominator - weighted
               average number of
                shares outstanding                  7,566,211        7,248,690         7,566,211         7,176,657
                                             ----------------  ---------------   ---------------  ----------------

              Loss per share                 $          (0.01) $         (0.00)  $         (0.05) $          (0.19)
                                             ================  ===============   ===============  ================


              g.  Reverse Stock Split

              In 1993, the Company reverse split its shares of common stock on a 1-for-20 basis. All references to shares outstanding and losses per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

              h.  Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              i.  Revenue Recognition

              As the Company is in the development stage and has no sources of revenue, such policies have not been established. The Company will develop policies for revenue recognition when normal operations and sales commence.

              j.  Long Lived Assets

              All long lived assets are evaluated yearly for impairment per SFAS
              121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

              k.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -   PROPERTY AND EQUIPMENT

                Property and equipment consists of the following:


                                                                             September 30,       December 31,
                                                                                2000                 1999
                                                                          ------------------  ------------------
                                                                               (Unaudited)


              Office Equipment                                            $            3,604  $            3,604
              Office Furniture                                                         6,666               1,250
              Leasehold improvements                                                     500              -
              Software                                                             1,196,875              -
                                                                          ------------------  ------------------

                                                                                   1,207,645               4,854
              Accumulated depreciation                                                (2,019)               (435)
                                                                          ------------------  ------------------

              Net Property and Equipment                                  $        1,205,626  $            4,419
                                                                          ==================  ==================


              Depreciation expense for the nine months ended September 30, 2000 and 1999 was $1,584 and $-0-, respectively.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      PROPERTY AND EQUIPMENT (Continued)

              Software Capitalization Schedule


                  Issuance of common stock, 200,000 shares at $5.00 per share                 $        1,000,000
                  Issuance of common stock, 8,000 shares at $5.00 per share                               40,000
                  Issuance of common stock, 1,000 shares at $5.00 per share                                5,000
                  Cash payments                                                                          151,875
                                                                                              ------------------

                                                                                              $        1,196,875


NOTE 3 -   COMMITMENTS AND CONTINGENCIES

              The Company leases certain office equipment used in its operations under a non-cancellable operating lease. The lease term expires in June 2003. The monthly rental payment for the lease is $67.

              The Company leases office space located in Dallas, Texas under a non-cancellable operating lease. The lease term expires in July 2000. The monthly rental payment for the lease is $248.

              Minimum future lease payments on the leases as of September 30, 2000 are as follows:

               Year Ended
              December 31,                                             Amount
              ------------                                             ------

                    2000                                    $             201
                    2001                                                  801
                    2002                                                  801
                    2003                                                  400
                    2004 and thereafter                                     -
                                                            -----------------

                    Total                                   $           2,203
                                                            =================

              On January 15, 2000, the Company entered into an agreement with Integrated Concepts, Inc. to develop a custom e-commerce internet application for the Company for $1.5 million. The Company agreed to pay $1.0 million in common stock at a price of $5.00 per share totaling 200,000 shares. The remaining $500,000 is to be paid over the development of the project. In accordance with the terms of the agreement, the Company paid $100,000 to Integrated Concepts, Inc. upon their acceptance of the contract.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 4 -      COMMON STOCK

              In January 1999, the Company issued 6,173,400 shares of its common stock to officers and other individuals for services rendered to the Company, valued at $1,342,097 at a price of $0.22 per share.

              In January 1999, the Company sold 72,000 shares of its common stock for cash proceeds of $15,000 at a price of $0.25 per share.

              In January 1999, the Company sold 20,000 shares of its common stock for cash proceeds of $5,000 at a price of $0.25 per share.

              In January 1999, the Company issued 3,000 shares of its common stock in settlement of debt of $1,233 and for services rendered to the Company valued at $267 at a price of $0.50 per share.

              In March 1999, the Company issued 290 shares of its common stock at $1,450 at a price of $5.00 per share and a payable in the amount of $1,450 for equipment valued at $2,900.

              In March 1999, the Company issued 1,000 shares of its common stock at $5,000 at a price of $5.00 per share for services to be rendered to the Company in future periods.

              From March 1999 to October 1999, the Company issued 7,790 shares of its common stock for services rendered to the Company valued at $38,950 at a price of $5.00 per share.

              From April 1999 to October 1999, the Company sold 16,400 shares of its common stock for cash proceeds of $82,000 at a price of $5.00 per share.

              On January 15, 2000, the Company issued 200,000 shares of its common stock and made the initial payment of $100,000 to Integrated Concepts, Inc. upon that company's acceptance of the contract (see Note 3).

              On January 15, 2000, the Company issued 8,000 shares of its common stock for software development for a value of $40,000, at a price of $5.00 per share

              On March 19, 2000, the Company issued an additional 1,000 shares of its common stock to Integrated Concepts, Inc., for a value of $5,000 at a price of $5.00 per share.

              From January 1 to March 31, 2000, the Company issued 29,800s of its common stock for services rendered to the Company, prepaid expenses and fixed assets valued at $149,000 at a price of $5.00 per share.

              From January 1 to March 31, 2000, the Company sold 55,500 shares of its common stock for cash proceeds of $277,500 at a price of $5.00 per share.

              From April 1 to June 30, 2000, the Company sold 27,560 shares of its common stock for cash proceeds of $137,801 at a price of $5.00 per share.

              From April 1 to June 30, 2000, the Company issued 10,745 shares of its common stock for services rendered to the Company and prepaid expenses valued at $53,725 at a price of $5.00 per share.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 5 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since January 1, 1993 and does not have a significant operating history. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through merger or purchase of existing, operating companies. Due to the extremely limited assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities.

NOTE 6 -      DISCONTINUED OPERATIONS

              In 1992, the Company discontinued its operations and, in 1993, sold all of its operating assets. The operating results for the periods from 1993 through 1998 have been reclassified and reported as discontinued operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         . The Company completed the development of the fundamental portion of its Internet software application and actually launched the site today, November 14, 2000. We anticipate that the site will begin to produce revenues in the near future. To date, GimmeaBid.com has not begun to recognize revenues from operations since the past eighteen months have been spent solely on development. Until the GimmeaBid.com begins to recognize adequate revenues to sustain operations, the Company is relying on investment dollars to continue operations and currently has adequate capital to meet its operating requirements for the next sixty days, not including any revenues that may be recognized from the operation of its web site. The Company is relying on its ability to raise additional capital through a direct public offering in the near future in order to continue operations and launch its marketing plan. The majority of the proceeds from this proposed offering is slated to fund our marketing efforts. We feel that it is imperative to fund an aggressive marketing effort in order to capture an adequate market share for the Company to become profitable.

         The Company continues to develop its software applications to add and enhance the sites current offerings to include shipping logistics and other features. We anticipate that these enhancements will be made available to our users in the next release that is scheduled for early January of 2001. We further anticipate that we will be investing additional capital into hardware so that we will have the ability to host our own site without reliance on third parties. With this development, we will be spending approximately $100,000 to $150,000 for hardware, software, and connectivity. We will also be adding two to three additional employees to help host, manage and continue to develop our site, which will increase our monthly operating expenses. The Company is currently continuing its marketing efforts to register dealers daily by a combination of strategies that include in-person calls, telemarketing, e-mail messages, and direct mail. The Company continues to realize success in registering these dealers.

         At the present time, GimmeaBid.com has filed a registration statement to attempt a direct public offering of its securities in order to obtain the necessary capital to continue the operations and development of the Company. To date, the Company's capital continues to be consumed by the day-to-day operating expenses and development costs of its Internet software application. If the Company remains in registration for an extended period of time, it will become imperative that we raise additional capital through borrowing or begin recognizing adequate revenues to continue operations.

         As of September 30, 2000, GimmeaBid.com's Total shareholder equity had increased to $1,238,416 from a deficit of ($102,689) as of December 31, 1999. For the three months ending September 30, 2000, the Company had a loss per share of ($0.01). The Company realized a ($0.05) loss per share for the nine months ending September 30, 2000 as compared to ($.19) loss per share in same nine-month period of 1999. While the shareholder's equity has increased significantly and the operating loss per share appears to be significantly less than the prior years, cash flow is still a critical issue and the Company relies on its ability to raise additional funds in order to continue operations and development of the site.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K


27.      Financial Data Schedule


Dated: November 13, 2000

                                     GimmeaBid.com, Inc.


                                     By: /s/
                                         ---------------------------
                                         Mike Wood