Form 10QSB
period 2001-06-30
GIMMEABID COM INC
filed 2001-08-14
CIK 1107518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                   FORM 10-QSB

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2001

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         EXCHANGE ACT

           For the transition period ____________ to _______________ .

                        Commission File number 333-37176

                               GimmeaBid.com, Inc.
        (Exact name of small business issuer as specified in its charter)

                    Delaware                           91-2028529
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

               2100 North Main Street
               Suite 215
               Box 22
               Fort Worth, Texas                       76106
    (Address of principal executive office)           (Zip Code)

                                 (817)-625-5855
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.   Yes   X     No

Shares outstanding of the issuer's $0.001 par value common stock as of June 30, 2001 is 7,594,320.

Transitional Small Business Issuer Disclosure Format (Check One):
Yes               No    X

                         Part I - Financial Information

Financial Information                                                      Pages

Item 1.   Financial Statements

            Balance Sheet                                                     3
                     For the Quarterly Period Ended June 30, 2001

            Statement of  Operations                                          4
                     For the Quarterly Period Ended June 30, 2001

            Statement of Stockholders Equity                                  5
                     For the Quarterly Period Ended June 30, 2001

            Statement of Cash Flows                                          10
                     For the Quarterly Period Ended June 30, 2001

            Notes to Financial Statements                                    12
                     For the Quarterly Period Ended June 30, 2001

          Cautionary Statement Regarding Forward-Looking Statements          13
Item 2.
          Management's Discussion and Analysis of the Financial              13
                   Condition and Results of Operation

                           Part II - Other Information

Item 1.   Defaults Upon Senior Securities                                    15

Item 2.   Submission of Matter to a Vote of Security Holders                 15

Item 3.   Other Information                                                  15

Item 4.   Exhibits and Reports on 8-K                                        15

Signatures                                                                   16

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                 June 30,         December 31,
                                                                  2001               2000
                                                                 --------         ------------
                                                              (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                               $            -       $        1,446
   Prepaid expenses                                                   180                1,290
                                                           --------------       --------------

     Total Current Assets                                             180                2,736
                                                           --------------       --------------

   PROPERTY AND EQUIPMENT, NET                                  1,061,381            1,172,115
                                                           --------------       --------------

OTHER ASSETS

   Deposit                                                          1,380                1,380
                                                           --------------       --------------

     Total Other Assets                                             1,380                1,380
                                                           --------------       --------------

     TOTAL ASSETS                                          $    1,062,941       $    1,176,231
                                                           ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Cash overdraft                                          $        1,439
   Accounts payable                                                91,768       $       69,231
   Accrued expenses                                               107,060               71,903
   Notes payable                                                   53,900               41,900
   Note payable - related party                                    75,250               10,000
                                                           --------------       --------------

     Total Current Liabilities                                    329,417              193,034
                                                           --------------       --------------

     Total Liabilities                                            329,417              193,034
                                                           --------------       --------------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value: 10,000,000 shares
    authorized, 7,594,320 shares issued and outstanding             7,595                7,595
   Capital in excess of par value                               5,510,073            5,510,073
   Deficit accumulated prior to January 1, 1993                  (716,629)            (716,629)
   Deficit accumulated during the development stage
    (from January 1, 1993)                                     (4,067,515)          (3,817,842)
                                                           --------------       --------------

     Total Stockholders' Equity                                   733,524              983,197
                                                           --------------       --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    1,062,941       $    1,176,231
                                                           ==============       ==============


   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                          From
                                                                                                                      Inception of
                                                                                                                       Development
                                                                                                                        Stage on
                                                        For the                              For the                    January 1,
                                                      Six Months Ended                  Three Months Ended            1993 Through
                                                        June 30,                             June 30,                    June 30,
                                                   2001             2000               2001              2000              2001
                                                   ----             ----               ----              ----         --------------

REVENUE                                        $            -  $             -        $        -       $         -      $         -
                                               --------------  ---------------        ----------       -----------      -----------
EXPENSES

   General and administrative                         127,502          340,652            92,046           155,315        2,147,590
   Depreciation                                       117,571              366            59,181               183          119,638
                                               --------------  ---------------        ----------       -----------      -----------

     Total Expenses                                   245,073          341,018           151,227           155,498        2,267,228
                                               --------------  ---------------        ----------       -----------      -----------

LOSS FROM CONTINUING
 OPERATIONS BEFORE LOSS
 ON DISCONTINUED OPERATIONS                          (245,073)        (341,018)         (151,227)         (155,498)      (2,267,228)
                                               --------------  ---------------        ----------      -----------       -----------

LOSS ON DISCONTINUED
 OPERATIONS                                                 -                -                 -                 -       (1,774,611)
                                               --------------  ---------------        ----------      -----------       -----------

OTHER INCOME (EXPENSE)

   Interest expense                                    (4,618)          (2,552)           (3,196)              (22)         (27,904)
   Interest income                                         18              764                18               651            2,228
                                               --------------  ---------------        ----------      -----------       -----------

     Total Other Income (Expense)                      (4,600)          (1,788)           (3,178)              629          (25,676)
                                               --------------  ---------------        ----------      -----------       -----------

NET LOSS                                       $     (249,673) $      (342,806)       $ (154,405)     $  (154,869)      $(4,067,515)
                                               ==============  ===============        ==========      ===========       ============

BASIC LOSS PER COMMON SHARE                    $        (0.03) $         (0.05)       $    (0.02)     $     (0.02)
                                               ==============  ===============        ==========      ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 7,594,320        7,539,960         7,594,320        7,539,960
                                               ==============  ===============        ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Statements of Stockholders Equity


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                Capital in          During the
                                                Common Stock                     Excess of          Development
                                          Shares             Amount              Par Value             Stage
                                          ------             ------             ----------         ------------

Balance at inception of
 development stage on
 January 1, 1993                             722,167  $              722   $        2,251,680  $        (716,629)

Common stock issued for
 services at $0.58 per share                 253,868                 254              146,990             -

Net loss for the year ended
 December 31, 1993                            -                   -                    -              (1,740,571)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1993                   976,035                 976            2,398,670         (2,457,200)

Net loss for the year ended
 December 31, 1994                            -                   -                    -                  (1,289)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1994                   976,035                 976            2,398,670         (2,458,489)

Net loss for the year ended
 December 31, 1995                            -                   -                    -                  (6,594)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1995                   976,035                 976            2,398,670         (2,465,083)

Net loss for the year ended
 December 31, 1996                            -                   -                    -                  (7,381)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1996                   976,035                 976            2,398,670         (2,472,464)

Net loss for the year ended
 December 31, 1997                            -                   -                    -                  (9,373)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1997                   976,035                 976            2,398,670         (2,481,837)

Net loss for the year ended
 December 31, 1998                            -                   -                    -                  (9,404)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $      (2,491,241)
                                         -----------  ------------------   ------------------  -----------------



   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                  Statements of Stockholders Equity (Continued)


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                Capital in          During the
                                                Common Stock                     Excess of          Development
                                          Shares             Amount              Par Value             Stage
                                          ------             ------             ----------         ------------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $      (2,491,241)

Common stock issued for
   services at $0.22 per share,
   January 2, 1999                         6,173,400               6,173            1,335,923             -

Common stock issued for
   cash at $0.21 per share,
   January 2, 1999                            72,000                  72               14,928             -

Common stock issued for
   cash at $0.25 per share,
   January 2, 1999                            20,000                  20                4,980             -

Common shares issued for debt
 at $0.50 per share, January 8,
 1999                                          1,736                   2                  866             -

Common shares issued for
 services at $5.00 per share,
 March 10, 1999                                1,000                   1                4,999             -

Common shares issued for
 equipment at $5.00 per share,
 March 18, 1999                                  290                   1                1,449             -

Common shares issued for
 services at $5.00 per share,
 March 20, 1999                                1,170                   1                5,849              -

Common shares issued for
 cash at $5.00 per share,
 April 7, 1999                                   300                   1                1,499             -

Common shares issued for
 cash at $5.00 per share,
 April 29, 1999                                3,000                   3               14,997             -

Common shares issued for
 cash at $5.00 per share,
 May 15, 1999                                    200              -                     1,000             -

Common shares issued for
 services at $5.00 per share,
 September 5, 1999                             4,000                   4               19,996             -

Common shares issued for
 cash at $5.00 per share,
 September 9, 1999                             1,600                   2                7,998             -
                                         -----------  ------------------   ------------------  -----------------

Balance forward                            7,254,731  $            7,256   $        3,813,154  $      (2,491,241)
                                         -----------  ------------------   ------------------  -----------------



   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                  Statements of Stockholders Equity (Continued)


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                Capital in          During the
                                                Common Stock                     Excess of          Development
                                          Shares             Amount              Par Value             Stage
                                          ------             ------             ----------         ------------

Balance forward                            7,254,731  $            7,256   $        3,813,154  $      (2,491,241)

Common shares issued for
 cash at $5.00 per share,
 September 16, 1999                            1,500                   2                7,498             -

Common shares issued for
 cash at $5.00 per share,
 September 24, 1999                            1,000                   1                4,999             -

Common shares issued for
 services at $5.00 per share,
 September 24, 1999                              340              -                     1,700             -

Common shares issued for
 cash at $5.00 per share,
 September 27, 1999                              400              -                     2,000             -

Common shares issued for
 cash at $5.00 per share,
 September 29, 1999                            1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 1, 1999                               1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 4, 1999                               1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 12, 1999                              3,400                   3               16,997             -

Common shares issued for
 cash at $5.00 per share,
 October 18, 1999                              1,000                   1                4,999             -

Common shares issued for
 cash at $5.00 per share,
 October 20, 1999                              1,000                   1                4,999             -

Common shares issued for
 services at $5.00 per share,
 October 22, 1999                              1,000                   1                4,999             -

Common shares issued for
 debt/services at $0.50 per
 share, October 27, 1999                       1,264                   1                  631             -
                                         -----------  ------------------   ------------------  -----------------

Balance Forward                            7,268,635  $            7,269   $        3,876,973  $      (2,491,241)
                                         -----------  ------------------   ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                  Statements of Stockholders Equity (Continued)


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                Capital in          During the
                                                Common Stock                     Excess of          Development
                                          Shares             Amount              Par Value             Stage
                                          ------             ------             ----------         ------------

Balance Forward                            7,268,635  $            7,269   $        3,876,973  $      (2,491,241)

Common shares issued for
 services at $5.00 per share,
 October 30, 1999                              1,280                   1                6,399             -

Capitalization contribution,
 November 12, 1999                            -                   -                     5,000             -

Net loss for the year ended
   December 31, 1999                          -                   -                    -              (1,507,090)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 1999                 7,269,915               7,270            3,888,372         (3,998,331)

Common shares issued for
 services at $5.00 per share,
 January 12, 2000                              2,300                   2               11,498             -

Common shares issued for
 services at $5.00 per share,
 January 12, 2000                             17,700                  18               88,482             -

Common shares issued for
 assets at $5.00 per share,
 January 12, 2000                                100              -                       500             -

Common shares issued for
 software at $5.00 per share,
 January 15, 2000                            200,000                 200              999,800             -

Common shares issued for
 cash at $5.00 per share,
 January 15, 2000                             20,000                  20               99,980             -

Common shares issued for
 cash at $5.00 per share,
 March 19, 2000                                8,700                   9               43,491             -

Common shares issued for
 services at $5.00 per share,
 March 19, 2000                               10,000                  10               49,990             -

Common shares issued for
 software at $5.00 per share,
 March 19, 2000                                1,000                   1                4,999             -
                                         -----------  ------------------   ------------------  -----------------

Balance Forward                            7,529,715  $            7,530   $        5,187,112  $      (3,998,331)
                                         -----------  ------------------   ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                  Statements of Stockholders Equity (Continued)


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                Capital in          During the
                                                Common Stock                     Excess of          Development
                                          Shares             Amount              Par Value             Stage
                                          ------             ------             ----------         ------------

Balance Forward                            7,529,715  $            7,530   $        5,187,112  $      (3,998,331)

Common shares issued
 for cash at $5.00 per share,
 March 19, 2000                               15,500                  15               77,485             -

Common shares issued for
 prepaid expenses at $5.00
 per share, March 19, 2000                     2,000                   2                9,998             -

Common shares issued for
 cash at $5.00 per share,
 March 29, 2000                                7,000                   7               34,993             -

Common shares issued for
 cash at $5.00 per share,
 March 30, 2000                                2,000                   2                9,998             -

Common shares issued for
 cash at $5.00 per share,
 April 18, 2000                                8,500                   9               42,492             -

Common shares issued for
 services at $5.00 per share,
 April 20, 2000                                5,000                   5               24,995             -

Common shares issued for
 cash at $5.00 per share,
 April 20, 2000                                6,060                   6               30,294             -

Common shares issued for
 services at $5.00 per share,
 April 20, 2000                                3,170                   3               15,847             -

Common shares issued for
 cash at $5.00 per share,
 April 27, 2000                               12,600                  13               62,987             -

Common stock issued for
 services at $5.00 per share,
 April 27, 2000                                2,775                   3               13,872             -

Net loss for the year ended
 December 31, 2000                            -                   -                    -                (536,140)
                                         -----------  ------------------   ------------------  -----------------

Balance, December 31, 2000                 7,594,320               7,595            5,510,073         (4,534,471)

Net loss for the six months
 ended June 30, 2001 (unaudited)              -                   -                    -                (249,673)
                                         -----------  ------------------   ------------------  -----------------

Balance, June 30, 2001
 (unaudited)                               7,594,320  $            7,595   $        5,510,073  $      (4,784,144)
                                         ===========  ==================   ==================  =================


   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               From
                                                                                                           Inception of
                                                                                                            Development
                                                                                                             Stage on
                                                                                                            January 1,
                                                                     For the Six Months Ended              1993 Through
                                                                             June 30,                         June 30,
                                                                      2001                2000                 2001
                                                                      ----                ----             -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $         (249,673) $        (187,937)  $      (4,067,515)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Common stock issued for services                                       -                 150,000           1,726,782
     Loss on disposition of assets                                          -                  -                1,535,773
     Depreciation expense                                                  117,571                183             119,638
   Changes in operating assets and
    liabilities:
     (Increase) decrease in deposits                                        -                  -                   (1,380)
     Decrease in prepaid expense                                             1,110             -                   14,820
     Increase (decrease) in accounts
      payable and accrued expenses                                          57,693             (1,965)            200,060
                                                                ------------------  -----------------   -----------------

       Net Cash Used by Operating Activities                               (73,299)           (39,719)           (471,822)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                                               (6,836)            -                  (23,705)
     Purchase of software                                                   -                (100,000)           (150,363)
                                                                ------------------  -----------------   -----------------

        Net Cash Used by Investing Activities                               (6,836)          (100,000)           (174,068)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in cash overdraft                                                1,439             -                   1,439
   Proceeds from note payable                                               77,250             -                  119,150
   Proceeds from note payable - related party                               -                  -                   10,000
   Common stock issued for cash                                             -                 266,000             515,301
                                                                ------------------  -----------------   -----------------

       Net Cash Provided by Financing Activities                            78,689            266,000             645,890
                                                                ------------------  -----------------   -----------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                (1,446)           126,281              -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                   1,446                545              -
                                                                ------------------  -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                         $           -       $         126,826   $          -
                                                                ==================  =================   =================



   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                               From
                                                                                                           Inception of
                                                                                                            Development
                                                                                                             Stage on
                                                                                                            January 1,
                                                                     For the Six Months Ended              1993 Through
                                                                             June 30,                         June 30,
                                                                      2001                2000                 2001
                                                                      ----                ----             -------------
 Cash Paid For:

   Interest                                                     $           -       $          -        $          -
   Income taxes                                                 $           -       $          -        $          -

Non-Cash Financing Activities:

   Issuance of common stock for services                        $           -       $         150,000   $       1,726,782
   Issuance of common stock for debt                            $           -       $          -        $           1,233
   Issuance of common stock for prepaid expenses                $           -       $          10,000   $          15,000
   Issuance of common stock for fixed assets                    $           -       $             500   $           1,950
   Issuance of common stock for software                        $           -       $       1,045,000   $       1,005,000


   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since January 1, 1993 and does not have a significant operating history. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through merger or purchase of existing, operating companies. Due to the extremely limited tangible assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities.

FORWARD-LOOKING STATEMENTS
         In addition to historical information, this form 10-QSB contains certain forward-looking statements under the caption "Management's Discussion and Analysis, including statements concerning (1) the Company's strategy; (II) the Company's expansion or growth plans (III) the market for the Company's services, and (IV) the effects of government regulation of the Company's services because such statements involve risks of uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof, except as required by its reporting obligations.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
         The primary purpose of Gimmeabid.com is to use the Internet to create a real-time wholesale auction of used automobiles between auto dealerships, both independent and franchised located across the United States and Canada.

         We have completed the development of our online auction. We officially announced the launch of our auction in December of 2000. To date, we have not begun to recognize revenue from operations. It is our belief that, even though users are placing bids on a number of the vehicles, we do not presently have enough participating dealerships to provide the necessary level of liquidity. There is not enough competition among bidders for prices to reach the seller's reserve prices. We feel that with the accumulation of new users, liquidity will follow. Consequently, our primary focus at this point is developing our marketing efforts in the most effective and efficient manner possible since auction fees will be our primary source of revenue. Our fees currently consist of a 2.5% sales charge, up to a maximum of $275.00 on each vehicle that is successfully sold. We are a performance-based auction, which means that we do not charge consignors any fees if their vehicle is not successfully sold through our portal. Therefore, liquidity within our auction is paramount. In the event that this liquidity does not develop, it could materially impact the development of GimmeaBid.com. In addition to providing auction services, we will be offering products and services from third parties to our registered auto dealers. These products include short-term warranties, extended warranties, parts, accessories, financing, and shipping logistics. These products and services will be offered by partnering and integrating with third parties. We do not have any plans of pursuing these businesses other than as a re-seller. In this role, we will receive a sales commission for each product or service sold. These commissions will be based on negotiated terms.

Liquidity and Capital Resources
         For the period ended June 30, 2001, we realized a per share loss of ($0.03) as compared to a ($0.05) loss per share for the period ended June 30, 2000. Since our development project has taken almost approximately eight months longer than our development contract called for, it has placed a severe burden on our capital. The delay in the launch, in addition to the expense of operating an additional twelve months without the ability to recognize revenue has virtually exhausted our capital. In accordance with our development agreement, we had anticipated launching our fully completed Internet application in April of 2000 and to begin recognizing revenue shortly thereafter. GimmeaBid.com, Inc. is considered a development stage company with limited assets or capital, and with limited operations or income since its inception. We are presently relying on our ability to borrow to fund the day-to-day operations of GimmeaBid.com. Our registration statement with the Securities and Exchange Commission recently became effective on August 7, 2001. We are relying, in large part on the success of this offering to provide GimmeaBid.com with the necessary capital to subsidize the day-to-day operations until we can reach a level of sales that will sustain our operating expenses. We are also relying heavily on the success of this offering in order to fund a marketing campaign that we feel will be effective in securing a user base of a scale necessary for our auction to reach a level of liquidity to be successful. There can be no assurance that we will be able to continue to borrow capital to continue operations. There also can be no assurance that any shares of this offering will be successfully sold, and if sold, the capital received will be adequate to continue operations.

Development
         Our Internet application remains in development although our auction component is live and functional. We still need to complete our shipping auction and integrate a number of third parties to provide additional products and services. We cannot estimate a date for the completion of our entire web portal, since our current project is now eight months behind schedule. There can be no assurance that any further development will be completed beyond our auction, which was launched in December 2000.

Marketing
         Our primary focus is our marketing efforts. We are having success in registering dealerships across the United States. We are seeking to find what method will be the most effective in terms of both time and dollars invested in any given activity. Presently, we plan to utilize a number of methods to reach our target market including direct mail, e-mail, industry trade journals and magazines, partnering with local associations, trade shows, seminars, and in-person sales calls.

Employees
         We presently plan to add two to four employees to our marketing staff. The level of employees is primarily contingent on the level of success of this offering. We anticipate paying these employees a competitive hourly rate. Their primary role will be to support and enhance our marketing efforts through telemarketing, direct mail, in-person sales calls, and presentations at dealer associations and trade shows.

Equipment
         We also plan to purchase several servers to host and continue development of our Internet Application. This purchase will include racks, servers, routers, and software. We anticipate this expenditure will be approximately $ 475,000. This is also contingent upon the success of this offering. If we are unable to sell 25% of these shares, we will be forced to scale back our development plans and seek out a third party for hosting services.

Factors That May Affect Future Results
         We are currently borrowing to meet our operating expenses. During the first six months of 2001, we borrowed $129,150 through several notes at rates ranging from 8% to 12 % per annum. These notes are all unsecured and are for a term of one year. The first note comes due October 11, 2001 while the debts incurred this year mature in January, February, and March of 2002.

                                     Part II

Item 1.       Legal Proceedings
              As of the date of this filing, GimmeaBid.com was not a party to any litigation either as a plaintiff or as a defendant. To the best of management's knowledge there is no litigation either pending or threatened.

Item 2.       Change in Securities
         None.

Item 3.       Defaults upon Senior Securities
                  None
         None.

Item 4.       Submission of Matters to a Vote of Securities Holders.
              No matters were submitted to a vote of security holders during the quarter ended June 30, 2001, either through the solicitation of proxies or otherwise.

Item 5.       Other Information.
         None.

Item 6.       Exhibits and reports on Form 8-K

        (a) None
        (b) None

 SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                               GimmeaBid.com, Inc.
                                  (Registrant)

              Signature                    Title                      Date
              ---------                    -----                      ----

         /s/ J. Michael Wood              President                  8/14/2001
         -------------------       (Principal Executive Officer)
         J. Michael Wood



         /s/ Charles L. Wood             Vice-President              8/14/2001
         -------------------
         Charles L. Wood