Form 10QSB
period 2001-09-30
GIMMEABID COM INC
filed 2001-11-13
CIK 1107518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                   FORM 10-QSB

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Shares outstanding of the issuer's $0.001 par value common stock as of September 30, 2001 is 7,461,869.

Transitional Small Business Issuer Disclosure Format (Check One): Yes     No X

                         Part I - Financial Information

Financial Information

         Balance Sheet                                                         2
                  For the Quarterly Period Ended September 30, 2001

         Statement of Operations                                               3
                  For the Quarterly Period Ended September 30, 2001

         Statement of Stockholders Equity                                      4
                  For the Quarterly Period Ended September 30, 2001

         Statement of Cash Flows                                              10
                  For the Quarterly Period Ended September 30, 2001

         Notes to Financial Statements                                        12
                  For the Quarterly Period Ended September 30, 2001

Cautionary Statement Regarding Forward-Looking Statements                     13

Management's Discussion and Analysis of the Financial
         Condition and Results of Operation                                   13

                           Part II - Other Information

Defaults Upon Senior Securities                                               14

Submission of Matter to a Vote of Security Holders                            14

Other Information                                                             15

Exhibits and Reports on 8-K                                                   15

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                           September 30,         December 31,
                                                               2001                  2000
                                                           -------------         ------------
                                                             (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                              $           29,985  $           1,446
   Employee advances                                                  11,580              1,290
                                                          ------------------  -----------------

     Total Current Assets                                             41,565              2,736
                                                          ------------------  -----------------

   PROPERTY AND EQUIPMENT, NET                                       338,318          1,172,115
                                                          ------------------  -----------------

OTHER ASSETS

   Deposit                                                             1,380              1,380
                                                          ------------------  -----------------

     Total Other Assets                                                1,380              1,380
                                                          ------------------  -----------------

     TOTAL ASSETS                                         $          381,263  $       1,176,231
                                                          ==================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                       $           49,691  $          69,231
   Accrued expenses                                                  189,521             71,903
   Notes payable                                                      68,942             41,900
   Note payable - related party                                            -             10,000
                                                          ------------------  -----------------

     Total Current Liabilities                                       308,154            193,034
                                                          ------------------  -----------------

     Total Liabilities                                               308,154            193,034
                                                          ------------------  -----------------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value: 10,000,000 shares
    authorized, 7,461,869 and 7,594,320 shares issued
    and outstanding, respectively                                      7,461              7,595
   Capital in excess of par value                                  4,969,782          5,510,073
   Deficit accumulated prior to January 1, 1993                     (716,629)          (716,629)
   Deficit accumulated during the development stage
    (from January 1, 1993)                                        (4,187,505)        (3,817,842)
                                                          ------------------  -----------------

     Total Stockholders' Equity                                       73,109            983,197
                                                          ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $          381,263  $       1,176,231
                                                          ==================  =================

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                 From
                                                                                                              Inception of
                                                                                                                Development
                                                                                                                Stage on
                                                          For the                      For the                  January 1
                                                     Nine Months Ended             Three Months Ended         1993 Through
                                                          September 30,               September 30,           September 30,
                                                     2001              2000       2001             2000           2001
                                               --------------  -------------    ------------  ------------   ----------------

REVENUE                                        $            -  $          -   $          -    $          -   $              -
                                               --------------  -------------    ------------  ------------   ----------------

EXPENSES

   General and administrative                         177,847        428,667          50,345        88,018          2,197,935
   Depreciation                                       176,324          1,584          58,753         1,218            178,391
                                               --------------  -------------    ------------  ------------   ----------------

     Total Expenses                                   354,171        430,251         109,098        89,236          2,376,326
                                               --------------  -------------    ------------  ------------   ----------------

LOSS FROM CONTINUING
 OPERATIONS BEFORE LOSS
 ON DISCONTINUED OPERATIONS                          (354,171)      (430,251)       (109,098)      (89,236)        (2,376,326)
                                               --------------  -------------    ------------  ------------   ----------------

LOSS ON DISCONTINUED
 OPERATIONS                                                 -              -               -             -         (1,774,611)
                                               --------------  -------------    ------------  ------------   ----------------

OTHER INCOME (EXPENSE)

   Interest expense                                   (15,512)        (2,552)        (10,894)            -            (38,798)
   Interest income                                         20          1,882               2         1,123              2,230
                                               --------------  -------------    ------------  ------------   ----------------

     Total Other Income (Expense)                     (15,492)          (670)        (10,892)        1,123            (36,568)
                                               --------------  -------------    ------------  ------------   ----------------

NET LOSS                                       $     (369,663) $    (430,921)   $   (119,990) $    (88,113)  $     (4,187,505)
                                               ==============  =============    ============  ============   ================

BASIC LOSS PER COMMON SHARE                    $        (0.05) $       (0.05)   $      (0.02) $      (0.01)
                                               ==============  =============    ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 7,593,848      7,566,211       7,592,920     7,566,211
                                               ==============  =============  ==============  ============


   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Statements of Stockholders Equity


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                   Common Stock                   Excess of          Development
                                             Shares            Amount              Par Value             Stage
                                             ------            ------             -----------        -----------
Balance at inception of
 development stage on
 January 1, 1993                             722,167  $              722   $        2,251,680  $        (716,629)

Common stock issued for
 services at $0.58 per share                 253,868                 254              146,990                  -

Net loss for the year ended
 December 31, 1993                                 -                   -                    -         (1,740,571)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 1993                   976,035                 976            2,398,670         (2,457,200)

Net loss for the year ended
 December 31, 1994                                 -                   -                    -             (1,289)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 1994                   976,035                 976            2,398,670         (2,458,489)

Net loss for the year ended
 December 31, 1995                                 -                   -                    -             (6,594)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 1995                   976,035                 976            2,398,670         (2,465,083)

Net loss for the year ended
 December 31, 1996                                 -                   -                    -             (7,381)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 1996                   976,035                 976            2,398,670         (2,472,464)

Net loss for the year ended
 December 31, 1997                                 -                   -                    -             (9,373)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 1997                   976,035                 976            2,398,670         (2,481,837)

Net loss for the year ended
 December 31, 1998                                 -                   -                    -             (9,404)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $      (2,491,241)
                                           ---------  ------------------   ------------------  -----------------


   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders Equity (Continued)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                   Common Stock                   Excess of          Development
                                             Shares            Amount              Par Value             Stage
                                             ------            ------             -----------        -----------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $      (2,491,241)

Common stock issued for
   services at $0.22 per share,
   January 2, 1999                         6,173,400               6,173            1,335,923                  -

Common stock issued for
   cash at $0.21 per share,
   January 2, 1999                            72,000                  72               14,928                  -

Common stock issued for
   cash at $0.25 per share,
   January 2, 1999                            20,000                  20                4,980                  -

Common shares issued for debt
 at $0.50 per share, January 8,
 1999                                          1,736                   2                  866                  -

Common shares issued for
 services at $5.00 per share,
 March 10, 1999                                1,000                   1                4,999                  -

Common shares issued for
 equipment at $5.00 per share,
 March 18, 1999                                  290                   1                1,449                  -

Common shares issued for
 services at $5.00 per share,
 March 20, 1999                                1,170                   1                5,849                  -

Common shares issued for
 cash at $5.00 per share,
 April 7, 1999                                   300                   1                1,499                  -

Common shares issued for
 cash at $5.00 per share,
 April 29, 1999                                3,000                   3               14,997                  -

Common shares issued for
 cash at $5.00 per share,
 May 15, 1999                                    200                   -                1,000                  -

Common shares issued for
 services at $5.00 per share,
 September 5, 1999                             4,000                   4               19,996                  -

Common shares issued for
 cash at $5.00 per share,
 September 9, 1999                             1,600                   2                7,998                  -
                                           ---------  ------------------   ------------------  -----------------

Balance forward                            7,254,731  $            7,256   $        3,813,154  $      (2,491,241)
                                           ---------  ------------------   ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders Equity (Continued)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                   Common Stock                   Excess of          Development
                                             Shares            Amount              Par Value             Stage
                                             ------            ------             -----------        -----------

Balance forward                            7,254,731  $            7,256   $        3,813,154  $      (2,491,241)

Common shares issued for
 cash at $5.00 per share,
 September 16, 1999                            1,500                   2                7,498                  -

Common shares issued for
 cash at $5.00 per share,
 September 24, 1999                            1,000                   1                4,999                  -

Common shares issued for
 services at $5.00 per share,
 September 24, 1999                              340                   -                1,700                  -

Common shares issued for
 cash at $5.00 per share,
 September 27, 1999                              400                   -                2,000                  -

Common shares issued for
 cash at $5.00 per share,
 September 29, 1999                            1,000                   1                4,999                  -

Common shares issued for
 cash at $5.00 per share,
 October 1, 1999                               1,000                   1                4,999                  -

Common shares issued for
 cash at $5.00 per share,
 October 4, 1999                               1,000                   1                4,999                  -

Common shares issued for
 cash at $5.00 per share,
 October 12, 1999                              3,400                   3               16,997                  -

Common shares issued for
 cash at $5.00 per share,
 October 18, 1999                              1,000                   1                4,999                  -

Common shares issued for
 cash at $5.00 per share,
 October 20, 1999                              1,000                   1                4,999                  -

Common shares issued for
 services at $5.00 per share,
 October 22, 1999                              1,000                   1                4,999                  -

Common shares issued for
 debt/services at $0.50 per
 share, October 27, 1999                       1,264                   1                  631                  -
                                           ---------  ------------------   ------------------  -----------------

Balance Forward                            7,268,635  $            7,269   $        3,876,973  $      (2,491,241)
                                           ---------  ------------------   ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders Equity (Continued)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                   Common Stock                   Excess of          Development
                                             Shares            Amount              Par Value             Stage
                                             ------            ------             -----------        -----------

Balance Forward                            7,268,635  $            7,269   $        3,876,973  $      (2,491,241)

Common shares issued for
 services at $5.00 per share,
 October 30, 1999                              1,280                   1                6,399                  -

Capitalization contribution,
 November 12, 1999                                 -                   -                5,000                  -

Net loss for the year ended
   December 31, 1999                               -                   -                    -         (1,507,090)

Balance, December 31, 1999                 7,269,915               7,270            3,888,372         (3,998,331)

Common shares issued for
 services at $5.00 per share,
 January 12, 2000                              2,300                   2               11,498                  -

Common shares issued for
 services at $5.00 per share,
 January 12, 2000                             17,700                  18               88,482                  -

Common shares issued for
 assets at $5.00 per share,
 January 12, 2000                                100                   -                  500                  -

Common shares issued for
 software at $5.00 per share,
 January 15, 2000                            200,000                 200              999,800                  -

Common shares issued for
 cash at $5.00 per share,
 January 15, 2000                             20,000                  20               99,980                  -

Common shares issued for
 cash at $5.00 per share,
 March 19, 2000                                8,700                   9               43,491                  -

Common shares issued for
 services at $5.00 per share,
 March 19, 2000                               10,000                  10               49,990                  -

Common shares issued for
 software at $5.00 per share,
 March 19, 2000                                1,000                   1                4,999                  -
                                           ---------  ------------------   ------------------  -----------------

Balance Forward                            7,529,715  $            7,530   $        5,187,112  $      (3,998,331)
                                           ---------  ------------------   ------------------  -----------------


   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders Equity (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                   Common Stock                   Excess of          Development
                                             Shares            Amount              Par Value             Stage
                                             ------            ------             -----------        -----------

Balance Forward                            7,529,715  $            7,530   $        5,187,112  $      (3,998,331)

Common shares issued
 for cash at $5.00 per share,
 March 19, 2000                               15,500                  15               77,485                  -

Common shares issued for
 prepaid expenses at $5.00
 per share, March 19, 2000                     2,000                   2                9,998                  -

Common shares issued for
 cash at $5.00 per share,
 March 29, 2000                                7,000                   7               34,993                  -

Common shares issued for
 cash at $5.00 per share,
 March 30, 2000                                2,000                   2                9,998                  -

Common shares issued for
 cash at $5.00 per share,
 April 18, 2000                                8,500                   9               42,492                  -

Common shares issued for
 services at $5.00 per share,
 April 20, 2000                                5,000                   5               24,995                  -

Common shares issued for
 cash at $5.00 per share,
 April 20, 2000                                6,060                   6               30,294                  -

Common shares issued for
 services at $5.00 per share,
 April 20, 2000                                3,170                   3               15,847                  -

Common shares issued for
 cash at $5.00 per share,
 April 27, 2000                               12,600                  13               62,987                  -

Common stock issued for
 services at $5.00 per share,
 April 27, 2000                                2,775                   3               13,872                  -

Net loss for the year ended
 December 31, 2000                                 -                   -                    -           (536,140)
                                           ---------  ------------------   ------------------  -----------------

Balance, December 31, 2000                 7,594,320  $            7,595   $        5,510,073  $      (4,534,471)
                                           ---------  ------------------   ------------------  -----------------


   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders Equity (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                   Common Stock                   Excess of          Development
                                             Shares            Amount              Par Value             Stage
                                             ------            ------             -----------        -----------

Balance, December 31, 2000                 7,594,320  $            7,595   $        5,510,073  $      (4,534,471)

Common stock issued for
 conversion of debt at $7.00 per
 share, August 9, 2001 (unaudited)            11,349                  10               80,565                  -

Common stock canceled for
 software at $5.00 per share
 September 25, 2001 (unaudited)             (192,800)               (193)            (963,807)                 -

Common stock issued for software at
 $7.00 per share, September 25, 2001
 (unaudited)                                  49,000                  49              342,951                  -

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                       -                   -                    -           (369,663)
                                           ---------  ------------------   ------------------  -----------------

Balance, September 30, 2001
 (unaudited)                               7,461,869  $            7,461   $        4,969,782  $      (4,904,134)
                                           ---------  ------------------   ------------------  -----------------


   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                                             From
                                                                                                          Inception of
                                                                                                          Development
                                                                                                           Stage on
                                                                                                           January 1
                                                                     For the Nine Months Ended            1993 Through
                                                                          September 30,                   September 30,
                                                                      2001               2000                 2001
                                                                      ----               ----             --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $         (369,663) $       (430,921)   $      (4,187,505)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Common stock issued for services                                            -           192,225            1,738,309
     Loss on disposition of assets                                             809                 -            1,536,582
     Depreciation expense                                                  176,324             1,586              178,391
   Changes in operating assets and
    liabilities:
     (Increase) decrease in deposits                                             -                 -               (1,380)
     (Increase) Decrease in employee advances                              (10,290)            8,710                3,420
     Increase (decrease) in accounts
      payable and accrued expenses                                         103,753            (1,335)             246,120
                                                                ------------------  ----------------    -----------------

       Net Cash Used by Operating Activities                               (99,067)         (229,735)            (486,063)
                                                                ------------------  ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from the sale of fixed assets                                  2,500                 -                2,500
     Purchase of fixed assets                                               (6,836)           (7,461)             (23,732)
     Proceeds from software settlement                                      40,000                 -               40,000
     Purchase of software                                                        -          (149,830)            (150,363)
                                                                ------------------  ----------------    -----------------

        Net Cash Used by Investing Activities                               35,664           (157,291)           (131,595)
                                                                ------------------  ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                              103,000                 -              144,900
   Payments on notes payable                                                (1,058)                -               (1,058)
   Proceeds from note payable - related party                                  500                 -               10,500
   Payments on notes payable                                               (10,500)                -              (10,500)
   Common stock issued for cash                                                  -           415,301              503,801
                                                                ------------------  ----------------    -----------------

       Net Cash Provided by Financing Activities                            91,942           415,301              647,643
                                                                ------------------  ----------------    -----------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                28,539            28,275               29,985

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                   1,446               545                    -
                                                                ------------------  ----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $           29,985  $         28,820    $          29,985
                                                                ==================  ================    =================

   The accompanying notes are an integral part of these financial statements.

                                                GIMMEABID.COM, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Continued)
                                                    (Unaudited)

                                                                                                             From
                                                                                                          Inception of
                                                                                                          Development
                                                                                                           Stage on
                                                                                                           January 1
                                                                     For the Nine Months Ended            1993 Through
                                                                          September 30,                   September 30,
                                                                      2001               2000                 2001
                                                                      ----               ----             --------------

Cash Paid For:

   Interest                                                     $            2,442  $              -    $           2,442
   Income taxes                                                 $                -  $              -    $               -

Non-Cash Financing Activities:

   Issuance of common stock for services                        $                -  $        150,000    $       1,726,782
   Issuance of common stock for conversion of debt              $           80,575  $              -    $           1,233
   Issuance of common stock for prepaid expenses                $                -  $         10,000    $          15,000
   Issuance of common stock for fixed assets                    $                -  $            500    $           1,950
   Issuance of common stock for software                        $          343,000  $      1,045,000    $       1,005,000
   Cancellation of common stock, originally issued
    for software                                                $         (964,000) $              -    $        (964,000)

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - MATERIAL EVENTS

         On August 9, 2001 the Company issued 11,349 shares of common stock for the conversion of debt to equity in the amount of $80,575 or $7.00 per share.

         On September 25, 2001 the Company entered into a settlement with its internet software developer. The developer repaid $40,000 in cash to the Company. They also returned 192,800 shares of common stock originally valued at $964,000 or $5.00 per share. The Company then issued 49,000 shares of common stock to the developer for $343,000 or $7.00 per share. The 192,800 shares that were returned and canceled were originally issued for the software purchase. The net change in the software cost was a reduction of $661,000.

Forward-Looking Statements

In addition to historical information, this form 10-QSB contains forward-looking statements under the caption "Management's Discussion and Analysis", including statements concerning (1) the Company's strategy; (II) the Company's expansion or growth plans (III) the market for the Company's services, and (IV) the effects of government regulation of the Company's services because such statements involve risks of uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof, except as required by its reporting obligations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The primary purpose of Gimmeabid.com is to use the Internet to create a real-time wholesale auction of used automobiles between auto dealerships, both independent and franchised located across the United States and Canada.

         We are currently engaged in conducting a public offering of 1,500,000 shares of Common Stock at an offering price of $7.00 per share. Our registration on form SB-2 was declared effective August 7, 2001.

Liquidity and Capital Resources
         For the nine months ended September 30, 2001, we realized a per share loss of ($0.05) as compared to a ($0.05) loss per share for the period ended September 30, 2000. The loss was near identical levels with the previous year of ($369,663) for the period ended September 30, 2001 as compared to a loss of ($430,921) in the period ended September 30, 2000. We feel that we have adequate capital to sustain operations through the end of 2001. We are relying in large part of the success of our public offering to continue operations and subsidize our losses until we can reach a level where our revenue is adequate to sustain operations. As of this date, the Company remains a going-concern. On August 9, 2001, we were able to reduce our debt by issuing 11,349 common shares for the conversion of $80,575 of our current debt at $7.00 per share.

Development
         On September 25, 2001, we settled with our software developers for the cost of developing our current web based auction. Our original development contract was for $1,500,000 to develop three distinct portals. Our developers became insolvent and were unable to complete the remaining two portals. Our settlement agreement involved the return of 192,800 common shares and a cash refund of $40,000. We then issued 49,000 common shares to our developer at $7.00 as payment in full for the development to date.

         The net change of this transaction resulted in a reduction of software cost by $661,000. Our wholesale auction is complete and operable. While we do not plan any significant development expenses in the future, we will be continuing to develop enhancements and improvements as we go forward. We do not anticipate these expenses to exceed $6,000 in any given month. This expense is also contingent on level of success of our public offering.

Marketing
         Our current wholesale auction is complete and has been launched. We are in the process of actively marketing and soliciting new users. Marketing is currently the primary focus for our resources and capital. We continue to have success in registering dealerships across the U.S. We feel that effective and aggressive marketing is fundamental to the success of GimmeaBid.com.

Employees
         We presently have two full time employees and two part-time employees. We plan to add two more employees to our marketing staff in the next quarter. These new employees are contingent upon the success of this offering. We anticipate paying these employees a competitive hourly rate. Their primary role will be to support and enhance our marketing efforts through telemarketing, direct mail campaigns, in-person sales calls, and presentations at dealer associations and trade shows.

Equipment
         We also plan to purchase several servers to host and continue the development process of our Internet Application. This purchase will include racks, servers, routers, and software. We anticipate this expenditure will be approximately $475,000. This purchase is also contingent upon the level of success of this offering and may be delayed until next year. In the event that this offering is unsuccessful, we will rely on the services of third party hosting providers.

Factors That May Affect Future Results
         As stated previously, we are relying a great deal on the success of our public offering for the future development of Gimmeabid.com. Should this offering prove to be unsuccessful it could materially adversely affect the future results of operations. If this proves to be the case, the Company will be forced to seek out debt financing. There can be no assurance that if this financing is available, that it will be on terms that are acceptable.

                                     Part II

Item 1.  Legal Proceedings
         As of the date of this filing, GimmeaBid.com was not a party to any litigation either as a plaintiff or as a defendant. To the best of management's knowledge, there is no litigation either pending or threatened.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         No matters were submitted to a vote of security holders during the quarter ended September 30, 2001, either through the solicitation of proxies or otherwise.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.
         (b) None.

Signatures
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.



       Signature                    Title                           Date
       ---------                    -----                           ----


 /s/ J. Michael Wood          President                        November 12, 2001
 -------------------         (Principal Executive Officer)
     J. Michael Wood



/s/ Charles L. Wood           Vice-President                   November 12, 2001
-------------------
    Charles L. Wood