Form 10KSB
period 2001-12-31
GIMMEABID COM INC
filed 2002-04-16
CIK 1107518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended       December 31, 2001
                                   ---------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                   to
                                       ------------------    -------------------

                        Commission File Number 333-37176

                               GimmeaBid.com, Inc.
                 (Name of small business issuer in its charter)

              Delaware                                       91-2028529
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization)

2100 North Main Street, Suite 215, Box 22                    76106
---------------------------------------------------        ----------
(Address of principal executive offices)                   (Zip Code)

          Issuer's telephone number, including area code (817) 625-5855
                                                         ----------------------

             Securities registered pursuant to section 12(b) of the
                                 Exchange Act:

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                -----------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer's voting stock held as of December 31, 2001, by non-affiliates of the issuer was approximately $ 3,624,711.00.

As of December 31, 2001, issuer had 7,460,378 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [  ] No [X]

Documents incorporated by reference: Document where you filed your Articles of Inc. and Bylaws as exhibits.

                                     PART I

Item 1.  Description of Business

Development
         GimmeaBid.com was incorporated on May 15, 1986, pursuant to the laws of the state of Delaware under the name Life Systems International, Inc, ("Life Systems"). Life Systems was engaged in the promotion of a system designed to enable smokers to end the tobacco habit. Life Systems was ultimately unable to develop a sufficient market to enable it to operate profitably in this activity and ceased its marketing efforts in 1986. On July 17, 1990, the name was changed to Mesquite Country, Inc. to reflect the new business being conducted of harvesting, processing, packaging, and marketing Mesquite wood products. In 1993, Mesquite Country discontinued operations and in 1994 sold all of its operating assets. Some of the assets were sold at auction for the benefit of creditors. The corporation then lay dormant from 1993 until 1998 without assets or any business activity.

         In December of 1998, the controlling stockholders Michael and Charles Wood decided to operate a new business within the existing corporation and took the steps necessary to revitalize the corporation. On June 16, 1999, the name of the company was changed to GimmeaBid.com, Inc. The business purpose of Gimmeabid.com is to maintain and operate an on-line auction for auto dealers located across the United States.

Business
         According to ADT Automotives 2000 Used Car Market Report, "Perspectives and Projections", the used auto industry represented $361 Billion in 1999 and is projected to grow to $388 Billion by 2004. As has happened with many other industries, it is only natural that the Internet will now supply the tools to transform used vehicle auctions to a more efficient electronic format. Gimmeabid.com provides an electronic platform or venue where auto dealers can trade as buyers or sellers within an auction format. This web site will allow dealers to save money and a significant amount of time compared to attending a traditional auction and the related expenses of travel and shipping the vehicles both to and from the auction. Sellers will be able to reach a national market for their vehicle as opposed to a market that has always been limited to a regional basis. Dealers will not be charged for accessing the site, bidding, or buying. The only time a dealer will incur a charge is if we successfully match a selling dealer with a buyer. This makes Gimmeabid.com a purely performance based auction.

         To gain access to the Gimmeabid.com site or DealersAutoAuction.com, a dealer must complete a registration form on-line. Once we are able to confirm the validity of their dealership, a dealer will receive an e-mail informing them that they have been authorized to access the site using their chosen user name and password.

         Dealers will be able to list a vehicle for auction, choose a minimum selling price, up-load up to five digital images, along with acceptable forms of payment, and have dealers from anywhere within the U.S. and Canada competitively bid for their vehicle. Dealers will also be able to choose their auction type. Currently, GimmeaBid.com offers three types of auctions:
     o A Reserve Auction where the dealer chooses a minimum price that they will accept for their vehicle along with the duration (length) of the auction, which can last from one day to two weeks. The dealer can also establish the opening bid even if it is below his reserve price; he is only committed to selling at or above his reserve price.
     o A Quik Win Auction where a dealer chooses a final selling price that he is willing to accept for his vehicle, called the target price. The target price remains unknown to all bidders. After listing the vehicle, the first bidder to reach this target price wins, ending the auction.
     o A Traditional or English Auction where a dealer does not choose a minimum selling price but only the duration of the auction. In this type of auction, the highest bidder wins regardless of the final price.

         In all instances, GimmeaBid.com only matches buyers with sellers. We do not take possession of the vehicles nor the titles or payment. Once an auction is closed, the seller and buyer are e-mailed the others contact information. All shipping and payment arrangements are worked out between the dealers.

         Dealers will be kept informed of the progress of the auctions in which they participate either as sellers or bidders by a series of e-mails. A dealer has the option of choosing to receive an e-mail each time he is outbid or as a seller, he can choose to receive an e-mail each time a bid is placed on his vehicle and when the reserve price is met. All dealers who participate in any given auction will be notified by e-mail of the close and final selling price of the vehicle. Further, our system allows dealers to interact with each other. Each vehicle listing has a link where a prospective bidder can ask the seller of that vehicle any questions he chooses. These interactions are all handled through the website and notice of questions that have been posted are handled through e-mail.

         The greatest obstacle in buying and selling vehicles through an Internet platform is adequately addressing the condition of the vehicle. We have gone to great lengths to help dealers address this common concern. One method we have chosen is to follow the same traditional light rating system that dealers have utilized at traditional brick and mortar auctions for decades. Dealers are accustomed to this standard and how it relates or represents a vehicles condition. This light rating system can be summarized as follows:
o Green Light - the seller represents that the vehicle is in "good condition" and will allow a "test" drive when picked up or delivered giving buyers an opportunity to evaluate the vehicle before accepting it. A vehicle listed under a Green Light rating can not have any defects in engine, rear, or transmission and no single mechanical defect which exceeds $400 to repair.
o Yellow Light - the seller represents the care to be basically sound but with an announced defect. Sellers are required to disclose any and all mechanical or cosmetic defects or damage. Items not disclosed by the seller will release any buyer from the binding nature of the bid.
o Red Light - vehicles listed with this rating are sold on an "AS IS" basis without any warranty representation to the soundness of the vehicle. These vehicles cannot be rejected by a buyer for any mechanical or cosmetic defects that have been disclosed.

         GimmeaBid.com went further in addressing vehicle condition by requiring dealers to complete a lengthy and thorough disclosure form that addresses a vehicles conditions: mechanically, cosmetically, and aesthetics such as odors.

         In the event that a dealer is interested in bidding on a vehicle but is still uncertain, he will always have the option of reaching the seller by e-mail and asking questions about the vehicle.

          In addition, we wanted to make a dealers reputation as valuable on the Internet as it is in real world transactions, so Gimmeabid.com has also devised a feedback system where dealers can actually rate their experience with another dealer. At any time, prospective bidders will be able to check the feedback system and view other dealers' comments and ratings about their transactions with a particular dealer. In the event that a dealer exhibits a pattern of misrepresentation or if a bidder exhibits a pattern of not completing transactions, they will be permanently blocked from the Gimmeabid.com web site.

Market
         According to ADT Automotives' 2000 Used Car Market Report, the used auto industry reached $361 Billion in sales in 1999. This equates to approximately 40,890,000 vehicles at an average selling price of $8,828 per vehicle. 1999 represented the second best year ever for used auto sales with projections reaching 43,002,000 units by 2004.

            Gimmeabid.com will market to the auto dealership community that is comprised of approximately 88,200 dealerships according to ADT Automotives Used Car Market Report. Our assumptions are based on successfully capturing 1% or 882 active dealerships.

Competition
         While there are not many on-line competitors at this moment, we feel certain that competition will arise given the ongoing expansion of Internet applications. To date, two major companies; Manheim and ADT have dominated the vehicle auction market. These two competitors completed a merger on October 6, 2000. This merger makes Manheim the single largest auction company in America. Manheim also operates a subsidiary Internet based auction called Manheim Interactive. We feel that we are highly competitive with these companies because of our fee structure provides a "cap" or maximum of $275.00 per unit. We are also finding that our dealer base is very receptive to the fact that we are a performance-based auction, which means, that in the event that their vehicles are not successfully sold, we do not charge them a fee.

Patents and Trademarks
         Gimmeabid.com does not, at the present time, own any patents but is seeking to trademark, service mark, or otherwise protect the names and domains of "GimmeaBid.com" and "Dealers Auto Auction.com".

Government Regulations
         Presently, there is not a body of law governing Internet auctions but historically states have required wholesale auto auctions to obtain a license in the state in which they were doing business. The Internet poses a unique problem not only in determining jurisdiction but also in applying current laws. Typically, most states require a license applicant to:
     o Provide a surety bond in the amount of $20,000; o Submit an application fee that can run from $125 to $500; o Submit a background check on all officers, directors, and shareholders owning 10% or more of the company;
     o Submit photographs of the physical location, facility, and signage; o Some require the signage to be visible from at least 300 ft.

     To date there has been no state legislation requiring Internet based auto auctions or retailers to be licensed. There also have not been any enforcement actions or cease orders. Further, no state has attempted to apply current law to Internet based businesses with the exception of the State of Texas. The State of Texas has recently attempted to require Ford Motor Company to obtain a license for an Internet based referral system for retail auto sales. Ford has brought legal action to challenge the Texas requirement. As of yet, the court has not ruled in the matter. It is possible that at some point, even though this is a wholesale platform, Gimmeabid.com may be required to obtain licenses from one or more states in order to conduct its business operations.

Employees
         GimmeaBid.com presently has two full time employees who are also officers and directors and two part time employees.

Reports to Security Holders
         The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company, which may be viewed at http://www.sec.gov.

Item 2.  Description of Property

            Gimmeabid.com currently offices at 2100 North Main, Suite 215, in Fort Worth, Texas and leases approximately 2,142 square feet. Gimmeabid.com currently pays $1,380.00 per month for the office space. We currently lease our office space on an eighteen (18) month basis that expires April 30, 2002. The Company owns no real property and has no plans to acquire real property.

         While we are currently seeking quotes for insurance, at the present time, the contents of the executive office are not insured. In the event of a loss, we do not feel that it would materially impact or disrupt the operations of Gimmeabid.com. We further feel that another location would not be difficult to secure along with additional office equipment. We are not materially concerned with this issue because our servers, routers, programming, etc. are located at the headquarters of Integrated Concepts, Inc. who has completed a disaster recovery plan for us and also provides a series off-site backup servers.

Item 3.  Legal Proceedings

         GimmeaBid.com, Inc. is presently named as a Defendant in a Books and Records Lawsuit filed November 6, 2001 by a Virginia licensed attorney. The suit was filed in the court of Chancery of the State of Delaware in the County of New Castle. The suit is seeking a court order to compel GimmeaBid.com, Inc. to make books and records available for inspection and copying by the Plaintiff. The Company has filed an objection to this suit on the grounds that the Plaintiff does not have a proper purpose in mind and is seeking to persecute the company with a burdensome and expensive request to derive records dating back to 1986.

         GimmeaBid.com, Inc. is also involved in a dispute with their previous legal counsel involving the copyright, service mark, or trademark of the name "GimmeaBid". A grievance has been filed with the State Bar of Texas and we believe that a solution can be reached but there can be no assurance that litigation will not be required to resolve this current dispute.


Item 4.  Submission of Matters to a Vote of Security Holders

         An annual meeting of the shareholders of GimmeaBid.com, Inc. was held in Fort Worth, Texas on June 5, 2001, at 2:00 pm. At that meeting, shareholders voted to re-elect the officers of the Company, comprised of Michael Wood - President, Charles Wood - Vice President, Ann Wood - Secretary, and Maegan Anders - Treasurer. The shareholders also voted to reappoint H. J. & Associates as the Company's Independent Auditors.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There has been no "public market" for shares of its common stock and the Company does not have a trading symbol. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company develops significant revenue and earnings, or completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market.

Holders
         The number of shareholders of the Company's common stock as of the fiscal year ended December 31, 2001 was approximately 486; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends
          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operations

            GimmeaBid.com completed the development of its online auction and launched the on-line auction portal in December of 2000. To date, we have not begun to recognize revenue from operations. It is our belief that, even though users are placing bids on a number of the vehicles, we do not presently have enough participating dealerships to provide the necessary level of liquidity often referred to as "critical mass". There is not enough competition among bidders for prices to reach the seller's reserve prices. We feel that with the accumulation of new users, liquidity will follow. Our primary focus, to date, has been attempts to develop our marketing efforts in the most effective and efficient manner possible since auction fees are and will be our primary source of revenue. Our fees currently consist of a 2.5% sales charge, up to a maximum of $275.00 on each vehicle that is successfully sold. We are a performance-based auction, which means that we do not charge consignors any fees if their vehicle is not successfully sold through our portal. Therefore, liquidity within our auction is paramount. In the event that this liquidity does not develop, it could materially impact the development of GimmeaBid.com. A sharp rise in the rate of inflation could affect the operating results significantly by increasing the company's costs of operations.

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

Liquidity and Capital Resources
         For the year ended December 31, 2001, we realized a per share loss of ($0.05) as compared to a ($0.07) loss per share for the year ended December 31, 2000. While our loss per share did decrease, the Company remains a going concern. The fact that the portal has been unable to generate revenue to this point is a matter of serious concern for management. The capital resources of the Company have been exhausted. Our recent registration was declared effective by the Securities and Exchange Commission in which the Company hoped to raise significant amounts of capital to both continue to fund operations as well as the further development of its technology. The Company was relying heavily upon the success of this offering to continue its plans and operations. Unfortunately, the offering was a complete failure. The Company was unable to secure any equity capital from this offering. Therefore, it is the current plan of the Company to pursue an acquisition or merger in order to continue to fund operations and further develop the Company's technology. We are presently relying on our ability to borrow to fund the day-to-day operations of GimmeaBid.com. There can be no assurance that we will be able to continue to borrow sufficient funds or on terms that are acceptable to continue to develop the Company and fund the day-to-day operations.

Development
         Our Internet application remains in development although our auction component is live and functional. We still need to complete our shipping auction and integrate a number of third parties to provide additional products and services. We cannot estimate a date for the completion of our entire web portal. There can be no assurance that any further development will be completed beyond our auction, which was launched in December 2000.

Marketing
         Our primary focus is our marketing efforts. We are having success in registering dealerships across the United States. We are seeking to find what method will be the most effective in terms of both time and dollars invested in any given activity. Presently, we plan to utilize a number of methods to reach our target market including direct mail, e-mail, industry trade journals and magazines, partnering with local associations, trade shows, seminars, and in-person sales calls. As part of the registration process, dealers must complete the following forms. Once submitted, our staff verifies the validity of their licensing as dealers by the state department issuing the license before the accounts are activated. If we are unable to verify any information, the account is deleted and access is denied.

Employees
         We presently have two full-time employees who are responsible for all day-to-day operations of the Company.

Equipment
         We presently have no plans to purchase additional equipment. We presently have adequate resources in terms of equipment to continue the day-to-day operations of the Company.


Factors That May Affect Future Results
         We are currently borrowing to meet our operating expenses. While we do not feel that this is the most attractive means of securing capital to fund operations, we feel that it is the only option available at this point. We have incurred $ 80,000 worth of debt and have a balance of approximately $ 115,080 in accounts payable. These notes are all unsecured and are for a term of one year. There can be no assurance that we will be able to continue to borrow sufficient funds to continue operations. There can also be no assurance that we will be able to successfully complete an acquisition or merger in order to remedy the current lack of operating capital.

Item 7.  Financial Statements















                               GIMMEABID.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report................................................  3

Balance Sheet...............................................................  4

Statements of Operations....................................................  5

Statements of Stockholders' Equity..........................................  6

Statements of Cash Flows.................................................... 12

Notes to the Financial Statements........................................... 14

                          INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
Gimmeabid.com
(A Development State Company)
Dallas Texas

We have audited the accompanying balance sheet of Gimmeabid.com (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage (January 1, 1993) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gimmeabid.com (a development stage company) at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception of development stage (January 1, 1993) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 2, 2002

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                                   December 31,
                                                                                                       2001

CURRENT ASSETS

   Cash                                                                                        $               529
   Advances - related parties (Note 6)                                                                      17,649
                                                                                               -------------------

     Total Current Assets                                                                                   18,178
                                                                                               -------------------

   PROPERTY AND EQUIPMENT, NET (Note 2)                                                                    345,732
                                                                                               -------------------

OTHER ASSETS

   Deposit                                                                                                   1,380
                                                                                               -------------------

     Total Other Assets                                                                                      1,380
                                                                                               -------------------

     TOTAL ASSETS                                                                              $           365,290
                                                                                               ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                            $           115,080
   Accrued expenses (Note 8)                                                                               160,136
   Notes payable (Note 7)                                                                                   80,000
                                                                                               -------------------

     Total Current Liabilities                                                                             355,216
                                                                                               -------------------

     Total Liabilities                                                                                     355,216
                                                                                               -------------------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value: 10,000,000 shares authorized,
     7,460,378 shares issued and outstanding                                                                 7,461
   Capital in excess of par value                                                                        4,959,346
   Deficit accumulated prior to January 1, 1993                                                           (716,629)
   Deficit accumulated during the development stage (from January 1, 1993)                              (4,240,104)
                                                                                               -------------------

     Total Stockholders' Equity                                                                             10,074
                                                                                               -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $           365,290
                                                                                               ===================

The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                      From
                                                                                                  Inception of
                                                                                                   Development
                                                                                                   Stage on
                                                                                                   January 1,
                                                                  For the Years Ended              1993 Through
                                                                     December 31,                  December 31,
                                                       --------------------------------------
                                                              2001                2000                 2001
                                                       ------------------  ------------------  -------------------

REVENUE                                                $                -  $                -  $                -
                                                       ------------------  ------------------  -------------------

EXPENSES

   General and administrative                                     230,001             523,845            2,250,089
   Depreciation                                                   168,910               1,632              170,977
                                                       ------------------  ------------------  -------------------

     Total Expenses                                               398,911             525,477            2,421,066
                                                       ------------------  ------------------  -------------------

LOSS FROM CONTINUING OPERATIONS                                  (398,911)           (525,477)          (2,421,066)
                                                       ------------------  ------------------  -------------------

OTHER INCOME (EXPENSE)

   Loss on disposal of assets                                        (809)                  -                 (809)
   Interest expense                                               (22,962)            (12,873)             (46,248)
   Interest income                                                    420               2,210                2,630
                                                       ------------------  ------------------  -------------------

     Total Other Income (Expense)                                 (23,351)            (10,663)             (44,427)
                                                       ------------------  ------------------  -------------------

LOSS ON DISCONTINUED OPERATIONS                                         -                   -           (1,774,611)
                                                       ------------------  ------------------  -------------------

NET LOSS                                               $         (422,262) $         (536,140) $        (4,240,104)
                                                       ==================  ==================  ===================

BASIC LOSS PER COMMON SHARE

   Loss before discontinued operations                 $            (0.05) $            (0.07)
   Discontinued operations                                              -                   -

     Total Loss per Common Share                       $            (0.05) $            (0.07)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             7,559,994           7,560,499
                                                       ==================  ==================

The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance at inception of
   development stage on
   January 1, 1993                           722,167  $              722   $        2,251,680  $          (716,629)

Common stock issued for
   services at $0.58 per share               253,868                 254              146,990                    -

Net loss for the year ended
   December 31, 1993                               -                   -                    -           (1,740,571)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1993                   976,035                 976            2,398,670           (2,457,200)

Net loss for the year ended
   December 31, 1994                               -                   -                    -               (1,289)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1994                   976,035                 976            2,398,670           (2,458,489)

Net loss for the year ended
   December 31, 1995                               -                   -                    -               (6,594)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1995                   976,035                 976            2,398,670           (2,465,083)

Net loss for the year ended
   December 31, 1996                               -                   -                    -               (7,381)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1996                   976,035                 976            2,398,670           (2,472,464)

Net loss for the year ended
   December 31, 1997                               -                   -                    -               (9,373)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1997                   976,035                 976            2,398,670           (2,481,837)

Net loss for the year ended
   December 31, 1998                               -                   -                    -               (9,404)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $        (2,491,241)
                                     ---------------  ------------------   ------------------  -------------------

The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1998                   976,035  $              976   $        2,398,670  $        (2,491,241)

Common stock issued for
   services at $0.22 per share,
   January 2, 1999                         6,173,400               6,173            1,335,923                   -

Common stock issued for
   cash at $0.21 per share,
   January 2, 1999                            72,000                  72               14,928                   -

Common stock issued for
   cash at $0.25 per share,
   January 2, 1999                            20,000                  20                4,980                   -

Common shares issued for debt
   at $0.50 per share, January 8,
   1999                                        1,736                   2                  866                   -

Common shares issued for
   services at $5.00 per share,
   March 10, 1999                              1,000                   1                4,999                   -

Common shares issued for
   equipment at $5.00 per share,
   March 18, 1999                                290                   1                1,449                   -

Common shares issued for
   services at $5.00 per share,
   March 20, 1999                              1,170                   1                5,849                   -

Common shares issued for
   cash at $5.00 per share,
   April 7, 1999                                 300                   1                1,499                   -

Common shares issued for
   cash at $5.00 per share,
   April 29, 1999                              3,000                   3               14,997                  -

Common shares issued for
   cash at $5.00 per share,
   May 15, 1999                                  200                  -                 1,000                   -

Common shares issued for
   services at $5.00 per share,
   September 5, 1999                           4,000                   4               19,996                   -

Common shares issued for
   cash at $5.00 per share,
   September 9, 1999                           1,600                   2                7,998                   -
                                     ---------------  ------------------   ------------------  -------------------

Balance forward                            7,254,731  $            7,256   $        3,813,154  $        (2,491,241)
                                     ---------------  ------------------   ------------------  -------------------

The accompanying notes are an integral part of these financial statements.

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance forward                            7,254,731  $            7,256   $        3,813,154  $        (2,491,241)

Common shares issued for
   cash at $5.00 per share,
   September 16, 1999                          1,500                   2                7,498                   -

Common shares issued for
   cash at $5.00 per share,
   September 24, 1999                          1,000                   1                4,999                   -

Common shares issued for
   services at $5.00 per share,
   September 24, 1999                            340                  -                 1,700                   -

Common shares issued for
   cash at $5.00 per share,
   September 27, 1999                            400                  -                 2,000                   -

Common shares issued for
   cash at $5.00 per share,
   September 29, 1999                          1,000                   1                4,999                   -

Common shares issued for
   cash at $5.00 per share,
   October 1, 1999                             1,000                   1                4,999                   -

Common shares issued for
   cash at $5.00 per share,
   October 4, 1999                             1,000                   1                4,999                   -

Common shares issued for
   cash at $5.00 per share,
   October 12, 1999                            3,400                   3               16,997                   -

Common shares issued for
   cash at $5.00 per share,
   October 18, 1999                            1,000                   1                4,999                   -

Common shares issued for
   cash at $5.00 per share,
   October 20, 1999                            1,000                   1                4,999                   -

Common shares issued for
   services at $5.00 per share,
   October 22, 1999                            1,000                   1                4,999                   -

Common shares issued for
   debt/services at $0.50 per
   share, October 27, 1999                     1,264                   1                  631                   -
                                     ---------------  ------------------   ------------------  -------------------

Balance Forward                            7,268,635  $            7,269   $        3,876,973  $        (2,491,241)
                                     ---------------  ------------------   ------------------  --------------------

The accompanying notes are an integral part of these financial statements.

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance Forward                            7,268,635  $            7,269   $        3,876,973  $        (2,491,241)

Common shares issued for
   services at $5.00 per share,
   October 30, 1999                            1,280                   1                6,399                   -

Capitalization contribution,
   November 12, 1999                               -                  -                 5,000                    -

Net loss for the year ended
   December 31, 1999                               -                   -                    -           (1,507,090)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 1999                 7,269,915               7,270            3,888,372           (3,998,331)

Common shares issued for
   services at $5.00 per share,
   January 12, 2000                            2,300                   2               11,498                   -

Common shares issued for
   services at $5.00 per share,
   January 12, 2000                           17,700                  18               88,482                   -

Common shares issued for
   assets at $5.00 per share,
   January 12, 2000                              100                  -                   500                   -

Common shares issued for
   software at $5.00 per share,
   January 15, 2000                          200,000                 200              999,800                   -

Common shares issued for
   cash at $5.00 per share,
   January 15, 2000                           20,000                  20               99,980                   -

Common shares issued for
   cash at $5.00 per share,
   March 19, 2000                              8,700                   9               43,491                   -

Common shares issued for
   services at $5.00 per share,
   March 19, 2000                             10,000                  10               49,990                   -

Common shares issued for
   software at $5.00 per share,
   March 19, 2000                              1,000                   1                4,999                   -
                                     ---------------  ------------------   ------------------   ------------------

Balance Forward                            7,537,715  $            7,538   $        5,187,112  $        (3,998,331)
                                     ---------------  ------------------   ------------------  -------------------

The accompanying notes are an integral part of these financial statements.

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance Forward                            7,537,715  $            7,538   $        5,187,112  $        (3,998,331)

Common shares issued
   for cash at $5.00 per share,
   March 19, 2000                             15,500                  15               77,485                   -

Common shares issued for
   prepaid expenses at $5.00
   per share, March 19, 2000                   2,000                   2                9,998                   -

Common shares issued for
   cash at $5.00 per share,
   March 29, 2000                              7,000                   7               34,993                   -

Common shares issued for
   cash at $5.00 per share,
   March 30, 2000                              2,000                   2                9,998                   -

Common shares issued for
   cash at $5.00 per share,
   April 18, 2000                              8,500                   9               42,492                   -

Common shares issued for
   services at $5.00 per share,
   April 20, 2000                              5,000                   5               24,995                    -

Common shares issued for
   cash at $5.00 per share,
   April 20, 2000                              6,060                   6               30,294                    -

Common shares issued for
   services at $5.00 per share,
   April 20, 2000                              3,170                   3               15,847                    -

Common shares issued for
   cash at $5.00 per share,
   April 27, 2000                             12,600                  13               62,987                    -

Common stock issued for
   services at $5.00 per share,
   April 27, 2000                              2,775                   3               13,872                    -

Net loss for the year ended
   December 31, 2000                               -                   -                    -             (536,140)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 2000                 7,594,320  $            7,595   $        5,510,073  $        (4,534,471)
                                     ---------------  ------------------   ------------------  -------------------

The accompanying notes are an integral part of these financial statements.

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 2000                 7,594,320  $            7,595   $        5,510,073  $        (4,534,471)

Common stock issued for
   conversion of debt at $7.00 per
   share, August 9, 2001                       9,858                  10               70,129                    -

Common stock canceled for
   software at $5.00 per share,
   September 25, 2001                       (192,800)               (193)            (963,807)                   -

Common stock issued for
   software at $7.00 per share,
   September 25, 2001                         49,000                  49              342,951                    -

Net loss for the year ended
   December 31, 2001                               -                   -                    -             (422,262)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 2000                 7,460,378  $            7,461   $        4,959,346  $        (4,956,733)
                                     ===============  ==================   ==================  ===================

The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company
                            Statements of Cash Flows


                                                                                                            From
                                                                                                           Inception of
                                                                                                            Development
                                                                                                            Stage on
                                                                                                            January 1,
                                                                          For the Years Ended               1993 Through
                                                                             December 31,                   December 31,
                                                                -------------------------------------
                                                                       2001                2000                 2001
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $         (422,262) $        (536,140)  $      (4,240,104)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                                            -            204,725           1,738,282
     Loss on disposition of assets                                             809                  -           1,536,582
     Depreciation expense                                                  168,910              1,632             170,803
   Changes in operating assets and liabilities:
     (Increase) in other current assets                                    (17,648)                 -             (17,648)
     (Increase) decrease in deposits                                             -             (1,380)             (1,380)
     Decrease in prepaid expense                                             1,290             11,591              15,000
     Increase (decrease) in accounts payable
     and accrued expenses                                                  139,320             30,600             281,861
                                                                ------------------  -----------------   -----------------

       Net Cash Used by Operating Activities                              (129,581)          (288,972)           (516,604)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from the sale of fixed assets                                    2,500                  -               2,500
   Proceeds from software settlement                                        40,000                  -              40,000
   Purchase of fixed assets                                                 (6,836)           (13,465)            (23,705)
   Purchase of software                                                          -           (150,363)           (150,363)
                                                                ------------------  -----------------   -----------------

        Net Cash Provided (Used) by Investing Activities                    35,664           (163,828)           (131,568)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable - related party                               (10,500)                 -             (10,500)
   Proceeds from note payable                                              103,000            41,900              144,900
   Proceeds from note payable - related party                                  500            10,000               10,500
   Common stock issued for cash                                                  -            401,801             503,801
                                                                ------------------  -----------------   -----------------

       Net Cash Provided by Financing Activities                            93,000            453,701             648,701
                                                                ------------------  -----------------   -----------------

INCREASE (DECREASE) IN CASH                                                   (917)               901                 529

CASH AT BEGINNING OF PERIOD                                                  1,446                545                   -
                                                                ------------------  -----------------   -----------------

CASH AT END OF PERIOD                                           $              529  $           1,446   $             529
                                                                ==================  =================   =================

The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                                                            From
                                                                                                           Inception of
                                                                                                            Development
                                                                                                            Stage on
                                                                                                            January 1,
                                                                          For the Years Ended               1993 Through
                                                                             December 31,                   December 31,
                                                                -------------------------------------
                                                                       2001                2000                 2001
                                                                ------------------  -----------------   ------------------

Cash Paid For:

   Interest                                                     $              223  $               -   $             223
   Income taxes                                                 $                -  $               -   $              -

Non-Cash Financing Activities:

   Issuance of common stock for services                        $                -  $         204,725   $       1,738,282
   Issuance of common stock for conversion of debt              $           70,139  $               -   $          71,372
   Issuance of common stock for prepaid expenses                $                -  $          10,000   $          15,000
   Issuance of common stock for fixed assets                    $                -  $             500   $           1,950
   Issuance of common stock for software                        $          343,000  $       1,005,000   $       1,348,000
   Cancellation of common stock, originally issued
   for software                                                 $         (964,000) $               -   $        (964,000)

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
                                                         Useful
                           Description                    Lives
            -----------------------------------      ------------------

            Office equipment                         5 to 7 years
            Office furniture                         7 years
            Software                                 3 years

               The Company has contracted with various third parties to acquire software developed by those parties to be used in the normal course of its operations (See Note 3).

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Income Taxes

              At December 31, 2001, the Company had net operating loss carryforwards of approximately $2,886,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  -------------------

              Income tax benefit at statutory rate                          $           89,191  $          203,733
              Change in valuation allowance                                            (89,191)           (203,733)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================


              Deferred tax assets (liabilities) are comprised of the following:

                                                                                      For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $        1,096,680  $        1,007,484
              Change in valuation allowance                                         (1,096,680)         (1,007,484)
                                                                            ------------------  ------------------

                                                                            $                -  $               -
                                                                            ==================  ==================


              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Basic Loss per Share (Continued)

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                                                      For the Years Ended
                                                                                            December 31,
                                                                                 ---------------------------------
                                                                                      2001               2000
                                                                                 ---------------  -----------------

              Numerator - loss                                                   $      (422,262) $       (536,140)
              Denominator - weighted average number of
                shares outstanding                                                     7,559,994         7,560,499
                                                                                 ---------------  ----------------

              Loss before discontinued operations                                          (0.05) $          (0.07)

              Discontinued operations                                                          -                 -

              Total loss per common share                                        $         (0.05) $          (0.07)
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

              j.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2001 and 2000, Advertising expense was $384 and $835, respectively.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.       Long-Lived Assets

              In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 144 and apply the provisions thereof.

l.       Recent Accounting Pronouncements

              The Company has adopted the provisions of FASB Statement No. 138 'Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)' Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the company's financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)' This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

              The Company had adopted the provisions of FIN 44 `Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)' This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Recent Accounting Pronouncements (continued)

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, `Business Combinations,' and SFAS No. 142, `Goodwill and Other Intangible Assets.' SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the `reporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill' (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l. Recent Accounting Pronouncements (continued)

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, `Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

              SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121

              (FAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), `Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.'

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under `discontinued operations' in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 2 -  PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:

                                                                                                   December 31,
                                                                                                       2001

              Office equipment                                                                $              3,604
              Office furniture                                                                               6,894
              Leasehold improvements                                                                           500
              Software                                                                                     495,254
              Computers                                                                                     10,283
                                                                                              --------------------

              Gross Property and Equipment                                                                 516,535
              Accumulated depreciation                                                                    (170,803)
                                                                                              --------------------

              Net Property and Equipment                                                      $            345,732
                                                                                              ====================

              Depreciation expense for the years ended December 31, 2001 and 2000 was $168,910 and $1,632, respectively.

              Software Capitalization Schedule:

                Issuance of common stock, 200,000 shares at $5.00 per share                   $          1,000,000
                Issuance of common stock, 1,000 shares at $5.00 per share                                    5,000
                Cash payments                                                                              151,254
                Cancellation of common stock, 192,800 shares at $5.00 per share                           (964,000)
                Issuance of common stock, 49,000 shares at $7.00 per share                                 343,000
                Refund of cash payments                                                                    (40,000)
                                                                                              --------------------

                                                                                              $            495,254
                                                                                              ====================

NOTE 3 -  COMMITMENTS AND CONTINGENCIES

              The Company is presently named as a Defendant in a Books and Records Lawsuit filed November 6, 2001 by a Virginia licensed attorney. The suit was filed in the court of Chancery of the State of Delaware in the County of New Castle. The suit is seeking a court order to compel the Company to make books and records available for inspection and copying by the Plaintiff. The Company has filed an objection to this suit on the grounds that the Plaintiff does not have a proper purpose in mind and is seeking to persecute the company with a burdensome and expensive request to derive records dating back to 1996.

              The Company is also involved in a dispute with their previous legal counsel involving the copyright, service mark, or trademark of the name "GimmeaBid". A grievance has been filed with the State Bar of Texas and we believe that a solution can be reached but there can be no assurance that litigation will not be required to resolve this current dispute.

              The Company leases certain office equipment used in its operations under a non-cancellable operating lease. The lease term expires in June 2003. The monthly rental payment for the lease is $59.

              The Company leases office space located in Dallas, Texas under a non-cancellable operating lease. The lease term expires in April 2002. The monthly rental payment for the lease is $1,332 through October 2001, then $1,380 through April 2002.

              Minimum future lease payments on the leases as of December 31, 2000 are as follows:

               Year Ended
              December 31,                          Amount
              -----------                   ----------------------

                    2002                    $             6,228
                    2003                                    354
                    2004                                      -
                    2005                                      -
                    2006                                      -
                                            -------------------

                    Total                   $             6,582
                                            ===================

              On January 15, 2000, the Company entered into an agreement with Integrated Concepts, Inc. to develop a custom e-commerce internet application for the Company for $1.5 million. The Company agreed to pay $1.0 million in common stock at a price of $5.00 per share totaling 200,000 shares. The remaining $500,000 was to be paid over the development of the project. In accordance with the terms of the agreement, the Company paid $100,000 to Integrated Concepts, Inc. upon their acceptance of the contract.

              On September 25, 2001, the Company entered into a settlement with its internet software developer. The developer repaid $40,000 in cash to the Company. They also returned 192,800 shares of common stock originally valued at $964,000 or $5.00 per share. The Company then issued 49,000 shares of common stock to the developer for $343,000 or $7.00 per share. The 192,800 shares that were returned and canceled were originally issued for the software purchase. The net change in the software cost was a reduction of $661,000.

NOTE 4 -      COMMON STOCK

              In January 1999, the Company issued 6,173,400 shares of its common stock to officers and other individuals for services rendered to the Company, valued at $1,342,097 at a price of $0.22 per share.

              In January 1999, the Company sold 72,000 shares of its common stock for cash proceeds of $15,000 at a price of $0.21 per share.

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

              On March 19, 2000, the Company issued an additional 1,000 shares of its common stock for software, for a value of $5,000 at a price of $5.00 per share.

              From January 1 to March 31, 2000, the Company issued 32,100 shares of its common stock for services rendered to the Company, prepaid expenses and fixed assets valued at $149,000 at a price of $5.00 per share.

              From January 1 to March 31, 2000, the Company sold 53,200 shares of its common stock for cash proceeds of $277,500 at a price of $5.00 per share.

              From April 1 to April 27, 2000, the Company sold 27,160 shares of its common stock for cash proceeds of $137,801 at a price of $5.00 per share.

              From April 1 to April 27, 2000, the Company issued 10,945 shares of its common stock for services rendered to the Company and prepaid expenses valued at $54,725 at a price of $5.00 per share.

              On August 9, 2001, the Company issued 9,858 shares of its common stock for the conversion of debt of $70,139 at a price of $7.00 per share.

              On September 25, 2001, the Company cancelled 192,800 shares of its common stock originally issued for software for $964,000 at a price of $5.00 per share. (See Note 3).

              On September 25, 2001, the Company issued 49,000 shares of its common stock for software for $343,000 at a price of $7.00 per share. (See Note 3).

NOTE 5 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since January 1, 1993 and does not have a significant operating history. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through merger or purchase of existing, operating companies. Due to the extremely limited assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities. The Company's web-site is fully operational and is being marketed to auto dealers to attract their business in auctioning vehicles through the web-site.

NOTE 6 -      RELATED PARTY TRANSACTIONS

              During October 2000, the Company borrowed $10,000 from the President of the Company. This note bears an interest rate of 10% per annum and is payable in full on October 11, 2001. As of December 31, 2001, the Company had repaid this loan.

              During the year ended December 31, 2001. the Company accrued salaries of $120,000 payable to officers and shareholders of the Company.

              During the year ended December 31, 2001, the Company made advances to officers and shareholders of the Company totaling $17,250. These are short-term advances accrued interest of $399 on these advances.

NOTE 7 -      NOTES PAYABLE

              Note payable to an individual, dated April 12, 2001, accruing interest at 12% per annum, due on April 12, 2002,
                unsecured.                                                                     $            50,000

              Note payable to an individual, dated July 15, 2001, accruing interest at 12% per annum, due on July 15, 2002,
                unsecured.                                                                                  20,000
                                                                                               -------------------

              Balance Forward                                                                  $            70,000
                                                                                               -------------------


              Balance Forward                                                                  $            70,000

              Note payable to an individual, dated January 19, 2001, accruing
                interest at 8% per annum, due on January 19, 2002, unsecured.                               10,000
                                                                                               -------------------

              Total notes payable                                                                           80,000

              Less current portion                                                                          80,000
                                                                                               -------------------

              Total long-term debt                                                             $                 -
                                                                                               ===================


NOTE 8 -      ACCRUED EXPENSES

              Accrued expenses consisted of the following at December 31, 2001:


                                    Accrued wages payable - officers                           $           120,000
                                    Payroll taxes payable - current                                          9,778
                                    Payroll taxes and interest payable - prior to 1993                      27,627
                                    Accrued interest - notes payable                                         2,731
                                                                                               -------------------

                                                                                               $           160,136
                                                                                               ===================

NOTE 9 -      SUBSEQUENT EVENTS

              On January 7, 2002, the Company borrowed $4,960 from an individual. The note accrues interest at 12% per annum and is unsecured.

              On February 6, 2002, the Company borrowed $5,000 from the President and CEO of the Company. The note accrues interest at 10% per annum and is unsecured.

              On March 28, 2002, the Company borrowed $1,500 from the President and CEO of the Company. The note accrues interest at 10% per annum and is unsecured.


Item 8. Changes In and Disagreements With Accounts on Accounting and Financial Disclosure

            There have been no changes in or disagreements with Gimmeabid.com's accountants since the inception of Gimmeabid.com required to be disclosed pursuant to Item 304 of Regulation SB.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Set forth below is certain information concerning the directors and executive directors of GimmeaBid.com.

Name                              Age                          Position
----                              ---                          --------
J. Michael Wood                   32                  President/CEO & Chairman
Charles L Wood                    55                 Vice-President & Director
Ann Wood                          59                      Secretary & Director
Maegan Anders                     24                  Treasurer/CFO & Director

Advisory Board
Erik Mettala, Ph.D.               50                   Chief Technical Advisor
Kent Bimson, Ph.D.                51                         Technical Advisor
Joe Sexton                        41                 Sales & Marketing Advisor
John Harris                       49                        Operations Advisor

Biographies

J. Michael Wood - President
     Mr. Wood serves as the President and CEO of Gimmeabid.com and has served in that capacity since the inception of Gimmeabid.com in 1999. Prior to his involvement with Gimmeabid.com, Mr. Wood was a securities broker most recently with Merrill Lynch in 1999. He was a financial advisor with Investment Management & Research from 1996 to 1998. He was a financial consultant with Advantage Capital Corporation from 1994 to 1995. Mr. Wood is a graduate of Abilene Christian University. Mr. Wood is the son of Charles & Ann Wood, our Vice-President and Secretary, respectively.

Charles Wood - Vice-President
     Mr. Wood is the current Vice-President of Gimmeabid.com and has been since its inception in 1999. Prior to his involvement with Gimmeabid.com, Mr. Wood was the owner of a used auto dealership in Abilene and Brownwood, Texas from 1993 to 1999. Mr. Wood has had approximately 30 years of experience in all aspects of the used auto industry. Mr. Wood is the Father of Michael Wood, our President and the husband of Ann Wood, our Secretary.

Ann Wood - Secretary
     Mrs. Wood is Gimmeabid.com's Corporate Secretary. Mrs. Wood has had approximately 20 years of experience in the auto industry. Most recently, Mrs. Wood was employed by Wicke's Furniture from 1998 to July 2000. Prior to her employment with Wicke's, Mrs. Wood was employed with her husband at Wood's Auto from 1993 to 1998. Mrs. Wood has had approximately 10 years experience in retail sales with Sam's Wholesale Club from 1990 to 1993. Mrs. Wood is the Mother of Michael Wood, our President and wife of Charles Wood, our Vice-President.

Maegan Anders - Treasurer & Chief Financial Officer
     Ms. Anders is the current Treasurer and Chief Financial Officer of Gimmeabid.com and has held that position since inception in 1999. Prior to her involvement with Gimmeabid.com, Ms. Anders was employed by a private investment firm that manages approximately $2 billion in assets from 1998 to 1999. Prior to this, she was a student at Abilene Christian University from 1995 to 1998. Ms. Anders is the fiance of Michael Wood, our President.

                                 Advisory Board

         In addition to the current Board of Directors, it is the policy of Gimmeabid.com to seek advice and counsel of highly qualified business and industry professionals and experts to assist the management team to make appropriate decisions and choose the most effective course of action. These individuals are not responsible for management decisions nor are they compensated for their participation on Gimmeabid.com's Advisory Board. The current Advisory Board is comprised of the following individuals:

Erik Mettala, PhD. - Chief Technical Advisor
         Dr. Mettala has served as the Chief Technical Advisor for Gimmeabid.com since January of 2000. Dr. Mettala currently serves as the Chief Technical Officer of Integrated Concepts, Inc. since April of 1998. From September of 1995 to April of 1998, Dr. Mettala was the Chief Technical Officer of MCC in Austin, Texas. Dr. Mettala was the Associate Dean of Engineering for Research at the University of Texas at Arlington from August 1993 to September of 1995. From 1991 to 1993, he served as Deputed Director of Software and Intelligent Systems Technology Office at the Defense Advanced Research Projects Agency (DARPA) in Arlington, Virginia. During his tenure at DARPA, he served as a program manager for Software Engineering Environments and Tools, Persistent Object Bases (which supported the development of CORBA), Manufacturing Automation and Design Engineering (which supported the development of Mosaic, S-HTTP, and HTTP-S), and Domain Specific Software Architectures, which supported the development of TCP/IP. During his tenure with the Defense Department, he received top-secret security clearance. Dr. Mettala has received a number of patents as well as being printed in numerous publications. He brings more than 25 years of experience in Information Technology to the Company. Dr. Mettala has an undergraduate degree in marketing and transportation administration from Michigan State University. He has a Master of Science degree in Computer Science and Management System Engineering from Central Texas University, though most of his coursework was completed at the University of California in Los Angeles. Dr. Mettala also earned a Ph.D. in industrial and management systems, in conjunction with Computer Science from Penn State University.

Kent Bimson, PhD.- Technical Advisor
         Dr. Bimson currently serves as a technical advisor to Gimmeabid.com. He is presently employed by Integrated Concepts, Inc. and has served in the capacity of executive Vice President of Knowledge Integration since November of 1999. Previously, Dr. Bimson served as Assistant Vice President to Science Applications International Corporation from May 1998 to November 1999. From June 1995 to May 1998, Dr. Bimson served as Chief Scientist at Science Applications International Corporation. In his capacity of Vice President at ICI, he is currently focused on developing a Knowledge Integration Tool that will support integration of heterogeneous enterprise databases and presentation of this integrated information over the web. Dr. Bimson established the Florida office for ICI in Cape Canaveral, Florida, to support local projects and Managed Electronic Commerce business where he was Program Manager on the Launch Operations and Support Contract at Cape Canaveral Air Station in Florida, where he also served as the Director of Information Technology, responsible for developing a Spaceport Intranet Information System (SIIS) for the US Air Force. SIIS features web-enabled databases, streaming video, on-line drawings and schematics, documents, and ScreenCams. Dr. Bimson oversaw the Integrated Resource Management (IRM) capability, which integrates many of the Cape's heterogeneous databases into a common enterprise model using CORBA technology. IRM provides stakeholders with an integrated view of the enterprise over the SIIS using a Java browser, including access to integrated data, documents, databases, videos and drawings. Dr. Bimson is a facilitator for Stephen Covey's "4 Roles of Leadership" workshop and helped lead this training on the 500-person LOSC contract.

John Harris - Operations Advisor
         John Harris currently serves as the Chief Operating Officer of Airtech since joining the company in February 2000 and has been a Member of the Board of Directors since November 1999. He has also served as a Member of the Board of Advisors for GimmeaBid.com since December 1999. Prior to this he served as the Chief Administrative Officer of Integrated Concepts, Inc. from June 1998 to October 1999. He was also Chief Executive Officer of PreventCo Inc. from June 1996 to May 1998 and Vice President and Medical Director of Airtech International Group, Inc. from May 1994 to May 1996. Prior to that, Mr. Harris spent twenty years in various senior management capacities, and as an international consultant, in the field of acute medical/surgical hospital administration for leading hospital management companies such as Hospital Corporation of America and Hospital Management Professionals. Mr. Harris holds a Bachelors of Science from Oregon State University and a Masters of Hospital Administration from University of Alabama in Birmingham 1975.


Joe Sexton - Sales & Marketing Advisor
         Mr. Sexton currently serves as the Sales & Marketing Advisor to GimmeaBid.com. He is presently employed by EMC to run software sales for the Western U.S. responsible for an annual budget of $620 million. He has been employed by EMC since 2001. From 2000 to 2001, Ericsson, Inc. employed Mr. Sexton, where he created the marketing program for Geobility, an internally developed product. He created and gave presentations for outside investors in order to "spin-off" Geobility from Ericsson. He assisted bringing in outside investors who were willing to invest $35 million in the "spin-off". He also created partnerships with Visa and A. H. Belo, which brought potentially 1.2 million merchants and 33 million consumers to Geobility. Prior to his involvement with Ericsson, Inc., Mr. Sexton was the Executive Vice-President of Sales and Marketing for Integrated Concepts, Inc. from 1998 to 2000. From 1987 to 1998, Computer Associates employed Mr. Sexton, where he increased regional sales from $20 million to $250 million. He managed 200 sales representatives and technical associates in 9 Southwestern states in 6 offices. He was also responsible for implementing several sales methodologies that became standard throughout the corporation. He consistently finished in the top 3 divisions (out of 16) in new sales, winning large clients such as MCI, Perot Systems, Sabre, Fidelity, and Storage Tech.





Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

-------------------------------------------------------------------------------------------------------------------------
                                               SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------ --------------------------------------- --------------
                                                                           Long Term Compensation
------------------------------------------------------------------ --------------------------------------- --------------
------------------------------- ---------------------------------- ---------------------------- ---------- --------------
                                       Annual Compensation                   Awards              Payout
------------------------------- ---------------------------------- ---------------------------- ---------- --------------
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
        (a)             (b)         (c)         (d)        (e)         (f)            (g)          (h)          (i)
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
                                                                    Restricted    Securities                    All
                                                        Other         Stock       Underlying                   Other
Name and Principle                 Salary      Bonus    Annual       Award(s)      Options/       LTIP       Compensa-
Position               Year         ($)         ($)     Compensation   ($)           SARs        Payouts       tion
                                                           ($)                        (#)                       ($)
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------

J. Michael Wood -      2001       $ 60,000      -0-        -0-         -0-            -0-          -0-          -0-
President              2000       $ 60,000      -0-        -0-         -0-            -0-          -0-          -0-

-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------

Charles L. Wood -      2001         -0-         -0-        -0-         -0-            -0-          -0-          -0-
Vice President         2000         -0-         -0-        -0-         -0-            -0-          -0-          -0-

-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------

Ann Wood -             2001       $ 60,000      -0-        -0-         -0-            -0-          -0-          -0-
Secretary              2000       $ 60,000      -0-        -0-         -0-            -0-          -0-          -0-


-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------
-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------

Maegan Anders -        2001       $ 30,000      -0-        -0-         -0-            -0-          -0-          -0-
Treasurer              2000         -0-         -0-        -0-         -0-            -0-          -0-          -0-

-------------------- ---------- ------------- --------- ---------- ------------- -------------- ---------- --------------




Stock Options
         GimmeaBid.com, Inc. has not granted any stock options or stock appreciation rights during our prior fiscal year or the current year to any person.

Benefit Plans
         There are no benefit plans of any form presently available to the officers, directors, and employees of GimmeaBid.com.

Future Compensation
         GimmeaBid.com, Inc. does not have plans to increase the current levels of compensation to its employees, officer, or directors either through the use of additional wages, incentive programs, restricted stock awards or otherwise.


Compensation to Directors

         There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

         There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement

         There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of the common stock of GimmeaBid.com by each beneficial owner of more than 5% of the outstanding shares of common stock of GimmeaBid.com, each director, each executive officer named in the "Summary Compensation" Table and all executive officers and directors of GimmeaBid.com as a group, and sets forth the number of shares of GimmeaBid.com's common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

--------------------------------------------- ------------------------------- -------------------------------
                  Name of                         Shares of Common Stock        Percentage of Outstanding
              Beneficial Owner                      Beneficially Owned              Common Stock Owned
--------------------------------------------- ------------------------------- -------------------------------
--------------------------------------------- ------------------------------- -------------------------------
Wood Capital Management, L. P.                          3,005,230                        39.57 %
--------------------------------------------- ------------------------------- -------------------------------
--------------------------------------------- ------------------------------- -------------------------------
Ottoman Capital, L.P.                                   2,296,471                        30.24 %
--------------------------------------------- ------------------------------- -------------------------------
--------------------------------------------- ------------------------------- -------------------------------
Pleiades Capital, L.P.                                  1,500,000                        19.75 %
--------------------------------------------- ------------------------------- -------------------------------
--------------------------------------------- ------------------------------- -------------------------------
All directors and executive officers as a
group (3 persons)                                       6,801,701                        89.56 %
--------------------------------------------- ------------------------------- -------------------------------


     Wood Capital Management, L.P. represents J. Michael Wood's ownership of GimmeaBid.com common shares through a family limited partnership of which he is the General Partner. Mr. Wood established this family limited partnership for estate tax purposes. Michael Wood is the current President and Chairman of the Board of Director for GimmeaBid.com. He is the son of Charles and Ann Wood, our Vice-President and Secretary, respectively. Michael Wood received his shares as a founder of GimmeaBid.com.

     Ottoman Capital, L.P. represents Charles Wood's ownership in GimmeaBid.com through a family limited partnership of which he is the General Partner. Mr. Wood established this family limited partnership for estate tax purposes. Charles Wood is the present and acting Vice-President. Mr. Wood received his shares as a founder of Gimmeabid.com

     Pleiades Capital, L. P. represents Ann Wood's ownership interest in GimmeaBid.com through a family limited partnership of which she is the General partner. Mrs. Wood formed this family limited partnership for estate tax purposes. Ann Wood is the present and acting Secretary and a Director for GimmeaBid.com. She is also the wife of Charles Wood, our Vice-President and the mother to Michael Wood, our President. Mrs. Wood received shares as a founder of GimmeaBid.com.

         The address of each entity representing each person listed below is 2100 North Main Street, Suite 215, Box 22, Fort Worth, Texas 76106.

Item 12.  Certain Relationships and Related Transactions

              During October 2000, the Company borrowed $10,000 from the President of the Company. This note bears an interest rate of 10% per annum and is payable in full on October 11, 2001. As of December 31, 2001, the Company had repaid this loan.

              During the year ended December 31, 2001, the Company accrued salaries of $120,000 payable to officers and shareholders of the Company.

              During the year ended December 31, 2001, the Company made advances to officers and shareholders of the Company totaling $17,250. These are short-term advances accrued interest of $399 on these advances.

Item 13.   Exhibits and Reports on Form 8-K

None.





                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GimmeaBid.com, Inc.
                                       (Registrant)


                                       By       J. Michael Wood - President
                                       (Signature and Title)

                                       Date    April 11, 2002