Form 10QSB
period 2002-03-31
GIMMEABID COM INC
filed 2002-05-20
CIK 1107518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                   FORM 10-QSB

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Shares outstanding of the issuer's $0.001 par value common stock as of March 31, 2002 is 7,460,378.

Transitional Small Business Issuer Disclosure Format (Check One):
Yes               No       X

                         Part I - Financial Information

Financial Information

         Balance Sheet                                                       4
                  For the Quarterly Period Ended March 31, 2002

         Statement of Operations                                             5
                  For the Quarterly Period Ended March 31, 2002

         Statement of Stockholders Equity                                    6
                  For the Quarterly Period Ended March 31, 2002

         Statement of Cash Flows                                             12
                  For the Quarterly Period Ended March 31, 2002

         Notes to Financial Statements                                       14
                  For the Quarterly Period Ended March 31, 2002

Cautionary Statement Regarding Forward-Looking Statements                    15

Management's Discussion and Analysis of the Financial
         Condition and Results of Operation                                  15

                           Part II - Other Information

Defaults Upon Senior Securities                                              16

Submission of Matter to a Vote of Security Holders                           16

Other Information                                                            17

Exhibits and Reports on 8-K                                                  17

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                                            March 31,              December 31,
                                                                              2002                     2001
                                                                       -----------------       -------------------
                                                                           (Unaudited)
CURRENT ASSETS

   Cash                                                                $               -       $               529
   Advances - related parties                                                     13,370                    17,649
                                                                       -----------------       -------------------

     Total Current Assets                                                         13,370                    18,178
                                                                       -----------------       -------------------

   PROPERTY AND EQUIPMENT, NET                                                   303,382                   345,732
                                                                       -----------------       -------------------

OTHER ASSETS

   Deposit                                                                         1,380                     1,380
                                                                       -----------------       -------------------

     Total Other Assets                                                            1,380                     1,380
                                                                       -----------------       -------------------

     TOTAL ASSETS                                                      $         318,132       $           365,290
                                                                       =================       ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank overdraft                                                      $           2,388       $                 -
   Accounts payable                                                              115,984                   115,080
   Accrued expenses                                                              195,521                   160,136
   Notes payable                                                                  84,960                    80,000
                                                                       -----------------       -------------------

     Total Current Liabilities                                                   398,853                   355,216
                                                                       -----------------       -------------------

     Total Liabilities                                                           398,853                   355,216
                                                                       -----------------       -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value: 10,000,000
    shares authorized, 7,460,378 shares issued and
    outstanding                                                                    7,461                     7,461
   Capital in excess of par value                                              4,959,346                 4,959,346
   Accumulated deficit prior to the development stage                           (716,629)                 (716,629)
   Deficit accumulated during the development stage                           (4,330,899)               (4,240,104)
                                                                       -----------------       -------------------

     Total Stockholders' Equity (Deficit)                                        (80,721)                   10,074
                                                                       -----------------       -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                 $         318,132       $           365,290
                                                                       =================       ===================

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                      From
                                                                                                  Inception of
                                                                                                  Development
                                                                                                    Stage on
                                                                                                   January 1,
                                                              For the Three Months Ended           1993 Through
                                                                       March 31,                     March 31,
                                                       --------------------------------------
                                                              2002                2001                 2002
                                                       ------------------  ------------------  -------------------

REVENUE                                                $                -  $                -  $                -
                                                       ------------------  ------------------  -------------------

EXPENSES

   General and administrative                                      42,996              35,456            2,293,259
   Depreciation                                                    42,350              58,390              213,153
                                                       ------------------  ------------------  -------------------

     Total Expenses                                                85,346              93,846            2,506,412
                                                       ------------------  ------------------  -------------------

LOSS FROM CONTINUING OPERATIONS                                   (85,346)            (93,846)          (2,506,412)
                                                       ------------------  ------------------  -------------------

OTHER INCOME (EXPENSE)

   Loss on disposal of assets                                           -                   -                 (809)
   Interest expense                                                (5,841)             (1,422)             (52,089)
   Interest income                                                    392                   -                3,022
                                                       ------------------  ------------------  -------------------

     Total Other Income (Expense)                                  (5,449)             (1,422)             (49,876)
                                                       ------------------  ------------------  -------------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                                       (90,795)            (95,268)          (2,556,288)

LOSS ON DISCONTINUED OPERATIONS                                         -                   -           (1,774,611)
                                                       ------------------  ------------------  -------------------

NET LOSS                                               $          (90,795) $          (95,268) $        (4,330,899)
                                                       ==================  ==================  ====================

BASIC LOSS PER COMMON SHARE

   Loss before discontinued operations                 $            (0.01) $            (0.01)
   Discontinued operations                                              -                   -
                                                       ------------------  ------------------

     Total Loss per Common Share                       $            (0.01) $            (0.01)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             7,460,378           7,594,320
                                                       ==================  ==================

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                              Capital in           During the
                                                Common Stock                    Excess of          Development
                                     -----------------------------------
                                         Shares             Amount              Par Value              Stage
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 2000                 7,594,320  $            7,595   $        5,510,073  $        (4,534,471)

Common stock issued for
   conversion of debt at $7.00 per
   share, August 9, 2001                       9,858                  10               70,129                    -

Common stock canceled for
   software at $5.00 per share,
   September 25, 2001                       (192,800)               (193)            (963,807)                   -

Common stock issued for
   software at $7.00 per share,
   September 25, 2001                         49,000                  49              342,951                    -

Net loss for the year ended
   December 31, 2001                               -                   -                    -             (422,262)
                                     ---------------  ------------------   ------------------  -------------------

Balance, December 31, 2001                 7,460,378               7,461            4,959,346           (4,956,733)

Net loss for the three months
   ended March 31, 2002
   (unaudited)                                     -                   -                    -              (90,795)
                                     ---------------  ------------------   ------------------  -------------------

Balance, March 31, 2002
(unaudited)                                7,460,378  $            7,461   $        4,959,346  $        (5,047,528)
                                     ===============  ==================   ==================  ===================

Accumulated deficit prior to
 the development stage                                                                         $          (716,629)

Deficit accumulated during
 the development stage                                                                         $        (4,330,899)
                                                                                               -------------------

                                                                                               $        (5,047,528)
                                                                                               ===================

                               GIMMEABID.COM, INC.
                          (A Development Stage Company
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From
                                                                                                           Inception of
                                                                                                            Development
                                                                                                              Stage on
                                                                                                             January 1,
                                                                      For the Three Months Ended            1993 Through
                                                                               March 31,                      March 31,
                                                                -------------------------------------
                                                                       2002                2001                 2002
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $          (90,795) $         (95,268)  $      (4,330,899)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                                            -                  -           1,738,282
     Loss on disposition of assets                                               -                  -           1,536,582
     Depreciation expense                                                   42,350             58,390             213,153
   Changes in operating assets and liabilities:
     (Increase) in other current assets                                      4,279                  -             (13,369)
     (Increase) decrease in deposits                                             -                  -              (1,380)
     Decrease in prepaid expense                                                 -              1,290              15,000
     Increase (decrease) in accounts payable
     and accrued expenses                                                   36,289             26,626             318,150
                                                                ------------------  -----------------   -----------------

       Net Cash Used by Operating Activities                                (7,877)            (8,962)           (524,481)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from the sale of fixed assets                                        -                  -               2,500
   Proceeds from software settlement                                             -                  -              40,000
   Purchase of fixed assets                                                      -                  -             (23,705)
   Purchase of software                                                          -                  -            (150,363)
                                                                ------------------  -----------------   -----------------

        Net Cash Used by Investing Activities                                    -                  -            (131,568)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                            2,388                  -               2,388
   Payments on notes payable - related party                                     -                  -             (10,500)
   Proceeds from note payable                                                4,960            10,000              149,860
   Proceeds from note payable - related party                                    -                 -               10,500
   Common stock issued for cash                                                  -                  -             503,801
                                                                ------------------  -----------------   -----------------

       Net Cash Provided by Financing Activities                             7,348             10,000             656,049
                                                                ------------------  -----------------   -----------------

INCREASE (DECREASE) IN CASH                                                   (529)             1,038                   -

CASH AT BEGINNING OF PERIOD                                                    529              1,446                   -
                                                                ------------------  -----------------   -----------------

CASH AT END OF PERIOD                                           $                -  $           2,484   $               -
                                                                ==================  =================   =================






                                                                                                            From
                                                                                                           Inception of
                                                                                                            Development
                                                                                                            Stage on
                                                                                                            January 1,
                                                                      For the Three Months Ended            1993 Through
                                                                               March 31,                      March 31,
                                                                -------------------------------------
                                                                       2002                2001                 2002
                                                                ------------------  -----------------   ------------------

Cash Paid For:

   Interest                                                     $            1,767  $               -   $           1,990
   Income taxes                                                 $                -  $               -   $              -

Non-Cash Financing Activities:

   Issuance of common stock for services                        $                -  $               -   $       1,738,282
   Issuance of common stock for conversion of debt              $                -  $               -   $          71,372
   Issuance of common stock for prepaid expenses                $                -  $               -   $          15,000
   Issuance of common stock for fixed assets                    $                -  $               -   $           1,950
   Issuance of common stock for software                        $                -  $               -   $       1,348,000
   Cancellation of common stock, originally issued
   for software                                                 $                -  $               -   $        (964,000)

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information note misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since January 1, 1993 and does not have a significant operating history. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through merger or purchase of existing, operating companies. Due to the extremely limited assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities. The Company's web-site is fully operational and is being marketed to auto dealers to attract their business in auctioning vehicles through the web-site. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources
         For the three months ended March 31, 2002, we realized a per share loss of ($0.01) as compared to a ($0.01) loss per share for the period ended March 31, 2001. The loss was near identical levels with the previous year of ($90,795) for the period ended March 31, 2002 as compared to a loss of ($95,268) in the period ended March 31, 2001. We were relying heavily on the success of our public offering to continue operations and subsidize our losses until we can reach a level where our revenue could sustain operations. The public offering was ultimately unsuccessful in securing the necessary capital. As of this date, the Company remains a going-concern and the Company's cash has been depleted. We are currently relying on our ability to borrow to fund the day-to-day operations of the Company. There can be no assurance that we will be able to continue to borrow additional funds or that these funds will be available on terms that are acceptable.

Development
         Our software developers became insolvent and were unable to complete the development of two other e-commerce portals that were contracted. Our settlement agreement involved the return of 192,800 common shares and a cash refund of $40,000. We then issued 49,000 common shares to our developer at $7.00 as payment in full for the development to date. As part of this settlement, we received six months of free hosting of our current web site. To date, this site has not produced any revenue; therefore, when the six months expired we chose to discontinue the operation of the site. Further, we do not anticipate any future development projects.

Marketing
         We presently do not plan on any expenditure for marketing.

Employees
         We presently have two full time employees.

Equipment
         We are not contemplating the purchase of any equipment.

Factors That May Affect Future Results
         The Company is presently relying on debt financing. There can be no assurance that if this financing is available, that it will be on terms that are acceptable. The accumulation of this debt could materially and adversely affect the survival of the Company. The management of GimmeaBid.com is contemplating and seeking out possible merger or acquisition candidates in an attempt to reach profitability. There can be no assurance that such a party can be located and if located that a transaction can be structured on terms that would be acceptable. If this proves to be the case, the Company will no longer be able to service its current debts.

                                     Part II

Item 1.  Legal Proceedings
         The Company is presently named as a defendant in a lawsuit involving a shareholder who has filed a lawsuit seeking books and records dating to 1985. Management is vigorously defending this suit on the grounds that it is not for a proper purpose.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002, either through the solicitation of proxies or otherwise.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K
(a)      None.
(b)      None.

Signatures
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

             Signature                 Title                      Date



             /s/ J. Michael Wood       President                 March 31, 2002
             -------------------
                 J. Michael Wood       (Principal Executive Officer)



            /s/ Charles L. Wood        Vice-President            March 31, 2002
            ------------------------
                Charles L. Wood