Form 10QSB
period 2002-06-30
GIMMEABID COM INC
filed 2002-08-19
CIK 1107518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.    Yes       No X

Shares outstanding of the issuer's $0.001 par value common stock as of June 30, 2002 is 7,700,378 shares.

Transitional Small Business Issuer Disclosure Format (Check One):

   Yes         No X

Part I - Financial Information


                               GIMMEABID.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                                       June 30,             December 31,
                                                                                         2002                   2001
                                                                                   -------------------   --------------------
                                                                                      (Unaudited)
CURRENT ASSETS

      Cash and cash equivalents                                                    $                4    $               529
      Advances - related parties                                                               13,370                 17,649
                                                                                  --------------------   --------------------

          Total Current Assets                                                                 13,374                 18,178
                                                                                  --------------------   --------------------

PROPERTY AND EQUIPMENT - NET (Note 3)                                                       1,427,837                345,732
                                                                                  --------------------   --------------------

OTHER ASSETS

      Deposits                                                                                  1,380                  1,380
                                                                                  --------------------   --------------------

          Total Other Assets                                                                    1,380                  1,380
                                                                                  --------------------   --------------------

          TOTAL ASSETS                                                             $        1,442,591    $           365,290
                                                                                  ====================   ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

      Accounts payable                                                             $          115,987    $           115,080
      Accrued expenses                                                                        228,896                160,136
      Notes payable                                                                            84,960                 80,000
      Notes payable, related parties                                                            2,000                      -
                                                                                  --------------------   --------------------

          Total Current Liabilities                                                           431,843                355,216
                                                                                  --------------------   --------------------

          Total Liabilities                                                                   431,843                355,216
                                                                                  --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, $0.001 par value: 10,000,000 shares
       authorized, 7,700,378 and 7,460,378 shares issued
       and outstanding, respectively                                                            7,701                  7,461
      Additional paid-in capital                                                            6,159,106              4,959,346
      Accumulated deficit prior to the development stage                                     (716,629)              (716,629)
      Deficit accumulated during the development stage                                     (4,439,430)            (4,240,104)
                                                                                  --------------------   --------------------

          Total Stockholders' Equity (Deficit)                                              1,010,748                 10,074
                                                                                  --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                        $        1,442,591    $           365,290
                                                                                   ====================  ====================

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                    From
                                                                                                                Inception of
                                                                                                                Development
                                            For the Three Months                  For the Six Months              Stage on
                                               Ended June 30,                       Ended June 30,               January 1,
                                     -----------------------------------  ----------------------------------   1993 through
                                           2002               2001              2002              2001         June 30, 2002
                                     ----------------   ----------------  ----------------  ----------------  -----------------

NET SALES                            $         4,500     $            -    $        4,500    $            -   $          4,500
                                     ----------------   ----------------  ----------------  ----------------  -----------------

EXPENSES

     Depreciation                             75,545             59,181           117,895           117,571            288,698
     General and administrative               34,469             92,046            77,464           127,502          2,327,728
                                     ----------------   ----------------  ----------------  ----------------  -----------------

         Total Expenses                      110,014            151,227           195,359           245,073          2,616,426
                                     ----------------   ----------------  ----------------  ----------------  -----------------

LOSS FROM CONTINUING
 OPERATIONS                                 (105,514)          (151,227)         (190,859)         (245,073)        (2,611,926)
                                     ----------------   ----------------  ----------------  ----------------  -----------------

OTHER INCOME (EXPENSES)

     Interest expense                         (3,017)            (3,196)           (8,859)           (4,618)           (55,106)
     Interest income                               -                 18               392                18              3,022
     Loss on asset disposal                        -                  -                 -                 -               (809)
                                     ----------------   ----------------  ----------------  ----------------  -----------------

         Total Other Income
          (Expenses)                          (3,017)            (3,178)           (8,467)           (4,600)           (52,893)
                                      ----------------   ----------------  ----------------  ----------------  -----------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                 (108,531)          (154,405)         (199,326)         (249,673)        (2,664,819)

LOSS ON DISCONTINUED
 OPERATIONS                                        -                  -                 -                 -         (1,774,611)
                                     ----------------   ----------------  ----------------  ----------------  -----------------

NET LOSS                             $      (108,531)    $     (154,405)   $     (199,326)   $     (249,673)  $     (4,439,430)
                                     ================   ================  ================  ================  =================

BASIC LOSS PER SHARE

     Loss before discontinued
      operations                     $         (0.01)    $        (0.02)   $        (0.03)   $        (0.03)
     Discontinued operations                       -                  -                 -                 -
                                     ----------------   ----------------  ----------------  ----------------

         Total Loss per Share        $         (0.01)    $        (0.02)   $        (0.03)   $        (0.03)
                                     ================   ================  ================  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                     7,542,136          7,594,320         7,501,483         7,594,320
                                     ================   ================  ================  ================


   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                Deficit
                                                                                                              Accumulated
                                                              Common Stock                  Additional         During the
                                                 -------------------------------------       Paid-in          Development
                                                      Shares              Amount             Capital             Stage
                                                 -----------------   -----------------  ------------------  -----------------

Balance, December 31, 2000                              7,594,320        $      7,595      $    5,510,073     $   (4,534,471)

Common stock issued for conversion of
 debt at $7.00 per share, August 9, 2001                    9,858                  10              70,129                  -

Common stock canceled for software
 at $5.00 per share, September 25, 2001                  (192,800)               (193)           (963,807)                 -

Common stock issued for software at
 $7.00 per share, September 25, 2001                       49,000                  49             342,951                  -

Net loss for the year ended
 December 31, 2001                                              -                   -                   -           (422,262)
                                                 -----------------   -----------------  ------------------  -----------------

Balance, December 31, 2001                              7,460,378               7,461           4,959,346         (4,956,733)

Common stock issued for software at
 $5.00 per share, May 30, 2002
 (unaudited)                                              240,000                 240           1,199,760                  -

Net loss for the six months ended
 June 30, 2002 (unaudited)                                      -                   -                   -           (199,326)
                                                 -----------------   -----------------  ------------------  -----------------

Balance, June 30, 2002 (unaudited)                      7,700,378        $     7,701       $    6,159,106     $   (5,156,059)
                                                 =================   =================  ==================  =================

Accumulated deficit prior to the
 development stage                                                                                            $     (716,629)

Deficit accumulated during the
 development stage                                                                                            $   (4,439,430)



   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                             Inception of
                                                                                                             Development
                                                                       For the Six Months                      Stage on
                                                                         Ended June 30,                       January 1,
                                                           -------------------------------------------      1993 through
                                                                  2002                   2001               June 30, 2002
                                                           --------------------   --------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                 $       (199,326)       $      (249,673)     $       (4,439,430)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
        Common stock issued for services                                     -                      -               1,738,282
        Loss on disposition of assets                                        -                      -               1,536,582
        Depreciation expense                                           117,895                117,571                 288,698
     Changes in operating assets and liabilities:
        Other current assets                                             4,279                      -                 (13,369)
        Deposits                                                             -                      -                  (1,380)
        Prepaid expenses                                                     -                  1,110                  15,000
        Accounts payable and accrued expenses                           69,667                 57,693                 351,528
                                                           --------------------   --------------------   ---------------------

           Net Cash Used by Operating Activities                        (7,485)               (73,299)               (524,089)
                                                           --------------------   --------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from the sale of fixed assets                                  -                      -                   2,500
     Proceeds from software settlement                                       -                      -                  40,000
     Purchase of fixed assets                                                -                 (6,836)                (23,705)
     Purchase of software                                                    -                      -                (150,363)
                                                           --------------------   --------------------   ---------------------

           Net Cash Used by Investing Activities                             -                 (6,836)               (131,568)
                                                           --------------------   --------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in bank overdraft                                              -                  1,439                       -
     Payments on notes payable - related party                               -                      -                 (10,500)
     Proceeds from notes payable                                         4,960                 77,250                 149,860
     Proceeds from notes payable - related party                         2,000                      -                  12,500
     Common stock issued for cash                                            -                      -                 503,801
                                                           --------------------   --------------------   ---------------------

           Net Cash Provided by Financing Activities                     6,960                 78,689                 655,661
                                                            --------------------   --------------------   ---------------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         (525)                (1,446)                      4

CASH AT BEGINNING OF PERIOD                                                529                  1,446                       -
                                                           --------------------   --------------------   ---------------------

CASH AT END OF PERIOD                                         $              4        $             -      $                4
                                                           ====================   ====================   =====================

   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                 From
                                                                                                             Inception of
                                                                                                             Development
                                                                       For the Six Months                      Stage on
                                                                         Ended June 30,                       January 1,
                                                           -------------------------------------------      1993 through
                                                                  2002                   2001               June 30, 2002
                                                           --------------------   --------------------   ---------------------

Cash Paid For:

     Interest                                                 $          3,733        $             -      $            1,990
     Income Taxes                                             $              -        $             -      $                -

Non-Cash Investing and Financing Activities:

     Common stock issued for services                         $              -        $             -      $        1,738,282
     Common stock issued for conversion of debt               $              -        $             -      $           71,372
     Common stock issued for prepaid expenses                 $              -        $             -      $           15,000
     Common stock issued for fixed assets                     $              -        $             -      $            1,950
     Common stock issued for software                         $      1,200,000        $             -      $        2,548,000
     Common stock canceled, originally issued
      for software                                            $              -        $             -      $         (964,000)


                                                                                                           ------------------

                                                                                                           $      (5,156,059)
                                                                                                           ==================


   The accompanying notes are an integral part of these financial statements.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since January 1, 1993 and does not have a significant operating history. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through the merger of purchase of existing, operating companies. Due to limited assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2002:

              Office equipment                          $              3,604
              Office furniture                                         6,894
              Software                                             1,695,254
              Computers                                               10,283
                                                        --------------------

              Gross Property and Equipment                         1,716,035
              Accumulated depreciation                              (288,198)
                                                        --------------------

              Net Property and Equipment                $          1,427,837
                                                        ====================

         Depreciation expense for the six months ended June 30, 2002 and 2001 was $117,895 and $117,571, respectively.

                               GIMMEABID.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002


NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

         Software Capitalization Schedule:

         Issuance of common stock, 200,000 shares
           at $5.00 per share                                   $    1,000,000
         Issuance of common stock, 1,000 shares at
           $5.00 per share                                               5,000
         Cash payments                                                 151,254
         Cancellation of common stock, 192,800 shares
           at $5.00 per share                                         (964,000)
         Issuance of common stock, 49,000 shares at
           $7.00 per share                                             343,000
         Issuance of common stock, 240,000 shares at
           $5.00 per share                                           1,200,000
         Refund of cash payments                                       (40,000)
                                                                --------------

                                                                $    1,695,254
                                                                ==============

NOTE 4 - COMMON STOCK TRANSACTIONS

         On May 30, 2002, the Company issued 240,000 shares of its common stock for software valued at $1,200,000 or a price of $5.00 per share.

Forward-Looking Statements

         In addition to historical information, this form 10-QSB contains forward-looking statements under the caption "Management's Discussion and Analysis", including statements concerning (1) the Company's strategy; (II) the Company's expansion or growth plans (III) the market for the Company's services, and (IV) the effects of government regulation of the Company's services because such statements involve risks of uncertainties, actual results may differ materially from those exressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof, except as required by its reporting obligations.

Item 2.  Management's Discussion and Analysis

         During this quarter, we were able to acquire the technology assets of E-solve Corporation in an all-stock transaction for $1,200,000.00. The transaction was completed at a share price of $5.00 per share. During this same quarter, we ceased all operations of Gimmeabid.com or dealersautoauction.com. To date, we have unable to generate any revenues from this portal and cannot justify the continued cost and expense of maintaining this operation. The acquisition of the new technology assets from E-solve Corporation will take the company in a new direction and into web development and business process automation. It is our intention to change the name of the company to Edapt Corporation to more accurately reflect this new direction.

Liquidity and Capital Resources

         During our operations as GimmeaBid.com, we were unable to generate revenues through our portal. Consequently, we have exhausted all capital resources and will need to raise additional capital in the next twelve months. For the three months ended June 30, 2002, we realized a ($0.01) loss per share as compared to ($0.02) loss per share for the period ended June 30, 2001. This translates to a dollar loss of ($108,531) for the period ended June 30, 2002 as compared to ($154,405) for the same period in the previous year. We have ceased all borrowing activities in order to prevent pushing the company deeper into debt. We are presently relying on the sale of web development projects and business process automation projects to fund the day-to-day operations of the Company. Since acquiring the technology assets from E-solve Corporation, we have been able to make a few small sales. While there can be no assurances we believe that this new direction represents a significant opportunity for the Company to revive itself.

Development

         At present, our technology is complete and we do not anticipate or plan on making any additional expenditures on the development of any further technologies.

Marketing

         We are anticipating the securing of some third party marketers who will be compensated purely on a commission basis and will remain independent contractors. Beyond this, we have no plans of allocating any available capital to marketing campaigns.

Employees

         We presently have two full time employees. We do not anticipate adding any employees in the next two quarters.

Equipment

         We also have no plans for purchasing any additional equipment.

Factors That May Affect Future Results

         The Company has relied on debt financing to fund the day-to-day operations of the company to this point. There can be no assurance that this form of financing will continue to be available to the Company and if it is available, that it will be on terms that are acceptable. The accumulation of this debt could materially and adversely affect the survival of the Company. To date, the Company has exhausted all capital which, if unable to raise new capital or make a significant sale, could severely affect its ability to service its' current debt obligations. The management of GimmeaBid.com is contemplating and seeking out possible merger or acquisition candidates in an attempt to reach profitability. There can be no assurance that such a party can be located and if located that a transaction can be structured on terms that would be acceptable. If this proves to be the case, the Company will no longer be able to service its current debts.

                                     Part II

Item 1.  Legal Proceedings

         The Company continues to be involved in a lawsuit by a shareholder seeking to compel the Company to produce books and records dating to the mid 1980's. The Company is disputing this lawsuit on the grounds that the shareholder is not seeking these documents for a proper purpose as stated in the Delaware Corporation Code.

         The Company has also filed a grievance with the State Bar against its' former legal counsel and may be forced to seek a solution in the court system through a lawsuit.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         No matters were submitted to a vote of security holders during the quarter ended June 30, 2002, either through the solicitation of proxies or otherwise.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K
(a)      None.
(b)      None.


Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.


             Signature                 Title                      Date



             /s/ J. Michael Wood       President                 August 15, 2002
             -------------------
                 J. Michael Wood       (Principal Executive Officer)



            /s/ Charles L. Wood        Vice-President            August 15, 2002
            ------------------------
                Charles L. Wood